Form 10-Q
period 2013-09-30
Gulf Coast Ultra Deep Royalty Trust
filed 2013-11-13
CIK 1565146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒ No

On October 31, 2013, there were outstanding 230,172,696 units representing beneficial interests in Gulf Coast Ultra Deep Royalty Trust.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

GULF COAST ULTRA DEEP ROYALTY TRUST
STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	September 30, 2013	December 31, 2012
ASSETS	(unaudited)	(audited)
Operating cash	$85,713	$10
Reserve Fund cash	1,000,000	—
Overriding royalty interests in subject interests	400,300,341	—
Total assets	$401,386,054	$10

LIABILITIES AND TRUST CORPUS
Reserve Fund liability	$1,000,000	$—
Loan payable due to Freeport-McMoRan Copper & Gold Inc. (FCX)	200,000	—
Trust corpus (230,172,696 units authorized, issued and outstanding as of September 30, 2013)	400,186,054	10
Total liabilities and trust corpus	$401,386,054	$10

The accompanying notes are an integral part of these financial statements.

GULF COAST ULTRA DEEP ROYALTY TRUST
STATEMENTS OF DISTRIBUTABLE INCOME

	Three Months Ended	Nine Months Ended
	September 30, 2013	September 30, 2013
	(unaudited)
Royalty income	$—	$—
Administrative expenses	(242,359)	(464,297)
Administrative expenses in excess of royalty income	(242,359)	(464,297)
Distributable income	$—	$—
Distributable income per unit	$—	$—
Units outstanding at September 30, 2013	230,172,696	230,172,696

The accompanying notes are an integral part of these financial statements.

GULF COAST ULTRA DEEP ROYALTY TRUST
STATEMENTS OF CHANGES IN TRUST CORPUS

	January 1, 2013 to September 30, 2013	December 18, 2012 (inception) to December 31, 2012
	(unaudited)	(audited)
Trust corpus, beginning of period	$10	$—
Trust contributions	350,000	10
Administrative expenses	(464,297)	—
Overriding royalty interests in subject interests	400,300,341	—
Trust corpus, end of period	$400,186,054	$10

The accompanying notes are an integral part of these financial statements.

GULF COAST ULTRA DEEP ROYALTY TRUST
NOTES TO FINANCIAL STATEMENTS (Unaudited)

1. FORMATION OF THE ROYALTY TRUST AND BASIS OF ACCOUNTING
Gulf Coast Ultra Deep Royalty Trust (the Royalty Trust), is a statutory trust created under the Delaware Statutory Trust Act pursuant to a trust agreement entered into on December 18, 2012 (inception), between Freeport-McMoRan Copper & Gold Inc. (FCX), as depositor, Wilmington Trust, National Association, as the Delaware trustee, and certain officers of FCX, as regular trustees. The Royalty Trust was created to hold a 5% gross overriding royalty interest (collectively, the royalty interests) in hydrocarbons saved and produced from each of McMoRan Oil & Gas LLC's (McMoRan) 20 specified shallow water Gulf of Mexico and onshore Gulf Coast ultra-deep exploration prospects (collectively, the subject interests). McMoRan owns less than 100% of the working interest in each of the subject interests. McMoRan is a wholly owned subsidiary of McMoRan Exploration Co. (MMR).

On May 29, 2013, Wilmington Trust, National Association, was replaced by BNY Trust of Delaware, as Delaware trustee, through an action of the depositor. Effective June 3, 2013, the regular trustees were replaced by The Bank of New York Mellon Trust Company, N.A., as trustee.

On June 3, 2013, FCX and MMR completed the transactions contemplated by the Agreement and Plan of Merger, dated as of December 5, 2012 (the merger agreement), by and among MMR, FCX, and INAVN Corp., a Delaware corporation and wholly owned subsidiary of FCX (Merger Sub). Pursuant to the merger agreement, on June 3, 2013, Merger Sub merged with and into MMR, with MMR surviving the merger as an indirect wholly owned subsidiary of FCX (the merger). In connection with the merger, on June 3, 2013, (1) FCX, as depositor, McMoRan, as grantor, The Bank of New York Mellon Trust Company, N.A., a national banking association, as trustee (the Trustee), and BNY Mellon Trust of Delaware, as Delaware trustee (the Delaware trustee), entered into the amended and restated royalty trust agreement to govern the Royalty Trust and the respective rights and obligations of FCX, the Trustee, the Delaware Trustee, and the Royalty Trust unitholders with respect to the Royalty Trust (the royalty trust agreement); and (2) the Royalty Trust entered into the master conveyance of overriding royalty interest (the master conveyance) by and between McMoRan, as grantor, and the Royalty Trust, as grantee, pursuant to which McMoRan conveyed to the Royalty Trust the royalty interests in future production from the subject interests. Other than its formation, its receipt of contributions and loans from FCX, its payment of administrative expenses, and its receipt of the conveyance of the royalty interests, the Royalty Trust has not conducted any activities.

As required for financial reporting purposes, the amount recorded in the accompanying financial statements for the overriding royalty interests conveyed to the Royalty Trust was derived from the actual number of royalty trust units issued, MMR's $16.75 per share closing price for its common stock on June 3, 2013, the closing date of the merger, and the related implied initial value of the royalty trust units of approximately $400.3 million. Application of income tax requirements will result in different values for tax reporting purposes.

The financial statements of the Royalty Trust are prepared on a modified cash basis and are not intended to present the financial position and results of operations in conformity with U.S. generally accepted accounting principles (GAAP). This comprehensive basis of accounting other than GAAP corresponds to the accounting permitted for royalty trusts by the Securities and Exchange Commission (the SEC), as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts. There has been no distributable income paid or due to the Royalty Trust unitholders from inception to September 30, 2013.

The Royalty Trust's operating cash and Reserve Fund cash amounts represent deposits in highly liquid short-term United States Treasury money market funds.

2. OVERRIDING ROYALTY INTERESTS
The royalty trust units represent beneficial interests in the Royalty Trust, which holds a 5% gross overriding royalty interest in hydrocarbons saved and produced from each of the subject interests during the life of the Royalty Trust. An overriding royalty interest in general represents a non-operating interest in an oil and gas property that provides the owner a specified share of production without any related operating expenses or development costs and is carved out of an oil and gas lessee's working or cost-bearing interest under the lease. A working or cost-bearing interest in general represents an operating interest in an oil and gas property that provides the owner a specified share of production that is subject to all production expenses and development costs. An owner of a working or cost-bearing interest, subject to the terms of applicable operating agreements, generally has the right to participate in the selection of a prospect, drilling location, or drilling contractor to propose the drilling of a well, to determine the timing and sequence of drilling operations, to commence or shut down production, to take over operations, or to share in any operating decision. An owner of an overriding royalty interest in general has none of the rights described in the preceding sentence, and neither the Royalty Trust nor the Royalty Trust unitholders have any such rights.

The “subject interests” consist of 20 specified shallow water Gulf of Mexico and onshore Gulf Coast ultra-deep (target depths generally greater than 18,000 total vertical depth) exploration prospects. The offshore “subject interests” consist of the following exploration prospects: (1) Barataria; (2) Barbosa; (3) Blackbeard East; (4) Blackbeard West; (5) Blackbeard West #3; (6) Bonnet; (7) Calico Jack; (8) Captain Blood; (9) Davy Jones; (10) Davy Jones West; (11) Drake; (12) England; (13) Hook; (14) Hurricane; (15) Lafitte; (16) Morgan; and (17) Queen Anne's Revenge. The onshore “subject interests” consist of the following exploration prospects: (1) Highlander; (2) Lineham Creek; and (3) Tortuga. All of the subject interests are located in relatively shallow waters offshore of Louisiana, or onshore in Louisiana. McMoRan does not own 100% of the working interest of any of the subject interests. The royalty interests in future production from the subject interests burden all of McMoRan's initial leasehold interests associated with such prospects, and will burden any leasehold interests associated with such prospects which are acquired by McMoRan on or before December 5, 2017 up to the working interests in the table below (subject to McMoRan's right to dispose of a portion of the working interest to a percentage not less than the estimated working interests estimated in the table below). Each of the royalty interests has been, or will be, proportionately reduced based on McMoRan's working interest to equal the product of 5% multiplied by a fraction, the numerator of which is the working interest held by McMoRan and its affiliates in the applicable subject interest (subject to a cap equal to McMoRan's estimated working interest (equal to the working interest McMoRan owns or expects to acquire and as estimated in the table below) in each subject interest, on a prospect by prospect basis) and the denominator of which is 100%. As of December 5, 2012, the date of the merger agreement, the subject interests comprised all of McMoRan's ultra-deep prospects and, currently, none of the subject interests have any reserves classified as proved, probable or possible (other than the Lineham Creek well) and none of the subject interests have any associated production. Additional ultra-deep prospects developed by McMoRan will not be included in the subject interests. Approximately 0.9 Bcfe of proved reserves are currently deemed attributable to the Royalty Trust's 1.8% overriding royalty interest in the Lineham Creek sands encountered above 24,000 feet.

Information concerning estimated working interests and estimated overriding royalty interests for each of the subject interests as of September 30, 2013 is set forth below:

Subject Interest Name	McMoRan's Estimated Working Interest Related to the Subject Interests	Operator	Royalty Trust's Estimated Overriding Royalty Interests (5% proportionately reduced to reflect the Estimated Working Interest)
Davy Jones	63.4%	McMoRan	3.17%
Blackbeard East	72%	McMoRan	3.6%
Lafitte (a)	—	McMoRan	—
Blackbeard West	69.4%	McMoRan	3.47%
England	36%	Chevron	1.8%
Barbosa	72%	McMoRan	3.6%
Morgan (b)	—	McMoRan	—
Barataria	72%	McMoRan	3.6%
Blackbeard West #3	69.4%	McMoRan	3.47%
Drake	72%	McMoRan	3.6%
Davy Jones West	36%	McMoRan	1.8%
Hurricane	72%	McMoRan	3.6%
Hook	72%	McMoRan	3.6%
Captain Blood	72%	McMoRan	3.6%
Bonnet	72%	McMoRan	3.6%
Queen Anne's Revenge	72%	McMoRan	3.6%
Calico Jack	36%	McMoRan	1.8%
Highlander	72%	McMoRan	3.6%
Lineham Creek	36%	Chevron	1.8%
Tortuga	72%	McMoRan	3.6%

(a) In June 2013 McMoRan requested from the Bureau of Safety and Environmental Enforcement of the United States Department of the Interior (BSEE) that its then pending request for the issuance of a Suspension of Production (SOP) lease extension for the Lafitte unit properties be returned without action, which effectively relinquished McMoRan's lease rights to the Lafitte unit. In the event on or before December 5, 2017, McMoRan acquires one or more leasehold interests covering the same area and blocks covered by the terminated leases, such newly acquired leasehold interests shall become subject interests, and if this were to occur, it is expected that McMoRan would hold an approximate 72% working interest in such reacquired leases, equating to an estimated overriding royalty interest of 3.6% to be held by the Royalty Trust.

(b) McMoRan's rights to the Morgan lease expired on May 31, 2013. In the event on or before December 5, 2017, McMoRan acquires a leasehold interest covering the same area and block covered by the terminated lease, such newly acquired leasehold interest shall become a subject interest, and if this were to occur, it is expected that McMoRan would hold an approximate 72% working interest in such reacquired lease, equating to an estimated overriding royalty interest of 3.6% to be held by the Royalty Trust.

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

FCX has a call right with respect to the outstanding royalty trust units at $10 per royalty trust unit, provided that the call right may not be exercised prior to June 3, 2018.  In addition, at any time after June 3, 2018, if the volume weighted average price per royalty trust unit is equal to $0.25 or less for the immediately preceding consecutive nine-month period, FCX may purchase all, but not less than all, of the outstanding royalty trust units at a price of $0.25 per unit so long as FCX tenders payment within 30 days of such nine-month period.

3. INCOME TAXES
Tax counsel to the Royalty Trust advised the Royalty Trust at the time of formation that, for U.S. federal income tax purposes, in its opinion, the Royalty Trust will be treated as a grantor trust and not as an unincorporated business entity. No ruling has been or will be requested from the IRS or another taxing authority. The remainder of the discussion below is based on tax counsel's opinion. As a grantor trust, the Royalty Trust will not be subject to tax at the Royalty Trust level. Rather, the Royalty Trust unitholders will be considered to own and receive the Royalty Trust's assets and income and will be directly taxable thereon as though no trust were in existence. Under Treasury Regulations, the Royalty Trust is classified as a widely-held fixed investment trust. Those Treasury Regulations require the sharing of tax information among trustees and intermediaries that hold a trust interest on behalf of or for the account of a beneficial owner or any representative or agent of a trust interest holder of fixed investment trusts that are classified as widely-held fixed investment trusts. These reporting requirements provide for the dissemination of trust tax information by the trustee to intermediaries who are ultimately responsible for reporting the investor-specific information through Form 1099 to the investors and the IRS. Every trustee or intermediary that is required to file a Form 1099 for a trust unitholder must furnish a written tax information statement that is in support of the amounts as reported on the applicable Form 1099 to the trust unitholder. Any generic tax information provided by the Trustee of the Royalty Trust is intended to be used only to assist Royalty Trust unitholders in the preparation of their U.S. federal and state income tax returns.

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

4. RELATED PARTY TRANSACTIONS
Funding of Administrative Expenses. As required under the royalty trust agreement, FCX has contributed $350,000 to the Royalty Trust during the nine months ended September 30, 2013 to cover portions of its administrative and other expenses, representing FCX's maximum annual contribution for reimbursement of such expenses with no right of repayment or interest due.

FCX has agreed to lend money to the Royalty Trust to fund certain of the Royalty Trust's ordinary administrative expenses in excess of its funds available to pay such expenses, such amount to be loaned by FCX, on an unsecured, interest-free basis, as set forth in the royalty trust agreement. During the three- and nine-month period ended September 30, 2013, FCX loaned $200,000 to the Royalty Trust to fund such administrative expenses.

FCX has agreed to provide and maintain a $1.0 million stand-by reserve account or an equivalent letter of credit for the benefit of the Royalty Trust to enable the Trustee to draw on the reserve account or letter of credit to pay obligations of the Royalty Trust in the event that the Royalty Trust has inadequate funds to pay the Royalty Trust's obligations at any time. After the one-year anniversary of the date of the royalty trust agreement, with the consent of the Trustee, FCX may reduce the reserve account or substitute a letter of credit with a different face amount for the original letter of credit or any substitute letter of credit. In connection with this arrangement, FCX has provided $1.0 million in the form of a reserve fund cash account to the Royalty Trust, which amount is reflected as reserve fund cash with a corresponding reserve fund liability in the accompanying Statements of Assets, Liabilities and Trust Corpus. For additional information regarding entry into the royalty trust agreement, see Note 1.

Compensation of the Trustee. The trustee is entitled to annual compensation of $150,000 (provided that the first year in which the Royalty Trust receives any payment pursuant to the royalty interests, the annual compensation shall be increased to $200,000), plus reimbursement of its reasonable out-of-pocket expenses incurred in connection with the administration of the Royalty Trust. The Trustee's compensation is paid out of the Royalty Trust's assets.

5. CONTINGENCIES
Litigation. The following information includes a discussion of updates to previously reported legal proceedings included in Note 5 of the Royalty Trust's quarterly report on Form 10-Q for the quarter ended June 30, 2013.

On October 11, 2013, the court held a hearing to consider the evidence in support of the proposed settlement of In Re McMoRan Exploration Co. Stockholder Litigation, No. 8132-VCN.  On October 16, 2013, the court entered an order approving the settlement. The Royalty Trust incurred no costs in connection with the settlement.

6. SUBSEQUENT EVENTS
The Royalty Trust evaluated events after September 30, 2013, and through the date the financial statements were issued, and determined any events or transactions occurring during this period that would require recognition or disclosure are appropriately addressed in these financial statements.

Item 2.     Trustee's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

In trustee's discussion and analysis “we,” “us,” and “our” refer to Gulf Coast Ultra Deep Royalty Trust (the Royalty Trust). You should read the following discussions in conjunction with our financial statements. The results of operations reported and summarized below are not necessarily indicative of future operating results. Unless otherwise specified, all references to Notes refer to Notes to Financial Statements included elsewhere in this Form 10-Q. Also see the glossary of definitions at the end of this report for some of the oil and gas industry terms we use in this Form 10-Q. You should read the "Cautionary Statement" on page 15 of this report. The information below has been furnished to the Trustee by FCX and McMoRan.

On June 3, 2013, Freeport-McMoRan Copper & Gold Inc. (FCX) and McMoRan Exploration Co. (MMR) completed the transactions contemplated by an Agreement and Plan of Merger, dated as of December 5, 2012 (the merger agreement), by and among MMR, FCX, and INAVN Corp., a Delaware corporation and wholly owned subsidiary of FCX (Merger Sub). Pursuant to the merger agreement, on June 3, 2013, Merger Sub merged with and into MMR, with MMR surviving the merger as an indirect wholly owned subsidiary of FCX (the merger).

The Royalty Trust was created as contemplated by the merger agreement, and is a statutory trust created by FCX under the Delaware Statutory Trust Act pursuant to a trust agreement entered into on December 18, 2012, between FCX, as depositor, Wilmington Trust, National Association, as Delaware trustee and certain officers of FCX, as regular trustees. The Royalty Trust was created to hold a 5% gross overriding royalty interest (collectively, the royalty interests) in hydrocarbons saved and produced from each of McMoRan Oil & Gas LLC's (McMoRan) 20 specified shallow water Gulf of Mexico and onshore Gulf Coast ultra-deep exploration prospects (collectively, the subject interests). McMoRan is a wholly owned subsidiary of MMR. McMoRan owns less than 100% of the working interest in each of the subject interests.

On May 29, 2013, Wilmington Trust, National Association, was replaced by BNY Trust of Delaware, as Delaware trustee (the Delaware Trustee), through an action of the depositor. Effective June 3, 2013, the regular trustees were replaced by The Bank of New York Mellon Trust Company, N.A., as trustee (the Trustee).
On June 3, 2013, (1) FCX, as depositor, McMoRan, as grantor, the Trustee and the Delaware Trustee, entered into the amended and restated royalty trust agreement to govern the Royalty Trust and the respective rights and obligations of FCX, the Trustee, the Delaware Trustee, and the Royalty Trust unitholders with respect to the Royalty Trust (the royalty trust agreement); and (2) the Royalty Trust entered into the master conveyance of overriding royalty interest (the master conveyance) by and between McMoRan, as grantor, and the Royalty Trust, as grantee, pursuant to which McMoRan conveyed to the Royalty Trust a 5% gross overriding royalty interest in hydrocarbons saved and produced from the 20 specified McMoRan ultra deep exploration prospects. Other than its formation, its receipt of contributions and loans from FCX, and its payment of administrative expenses and its receipt of the conveyance of the royalty interests, the Royalty Trust has not conducted any activities. The Trustee has no involvement with, control over, or responsibility for, any aspect of any operations on or relating to the subject interests.
Since 2008, McMoRan's ultra-deep drilling activities (below the salt weld, i.e., the listric fault) have confirmed McMoRan's geologic model and the highly prospective nature of this emerging geologic trend. Data from seven wells drilled to date tie geologic formations encountered below the salt weld to productive zones onshore, in the deepwater Gulf of Mexico and in Mexico.  Each of these seven wells (including one well on the Lafitte prospect where lease rights have been relinquished) was included in the subject interests, along with additional exploration prospects that will also be burdened by the royalty interests of the Royalty Trust.  Only the Davy Jones No. 1 well has been completed and no commercial production has been established to date.  As such, the subject interests are considered “exploration concepts” and further drilling and flow testing will be required to determine the commercial potential of the subject interests.
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
LIQUIDITY AND CAPITAL RESOURCES
None of the subject interests have any associated production. Accordingly, the Royalty Trust currently has no source of income. FCX has agreed to pay annual trust expenses up to a maximum amount of $350,000, to the extent the Royalty Trust lacks sufficient funds to pay such expenses. During the nine months ended September 30, 2013, FCX deposited $350,000 into the Royalty Trust's operating cash account to cover portions of its administrative and other expenses, representing FCX's maximum annual contribution for reimbursement of such expenses with no right of repayment or interest due. As of September 30, 2013, all of such funds had been utilized to pay administrative expenses. FCX has also agreed to lend funds to the Royalty Trust to cover the Royalty Trust's ordinary administrative expenses in excess of its funds available to pay such expenses, such amount to be loaned by FCX, on an unsecured, interest-free basis, as set forth in the royalty trust agreement. As of September 30, 2013, FCX had loaned $200,000 to the Royalty Trust for such administrative expenses, and $85,713 of such funds remained in operating cash. FCX has agreed to provide and maintain a $1.0 million stand-by reserve account or equivalent letter of credit for the benefit of the Royalty Trust to enable the Trustee to draw on the reserve account or letter of credit to pay obligations of the Royalty Trust in the event that the Royalty Trust has inadequate funds to pay the Royalty Trust's obligations at any time. In connection with this arrangement, FCX has provided $1.0 million in the form of a reserve fund cash account to the Royalty Trust, which may be reduced from time to time with the consent of the Trustee. The Royalty Trust has no source of liquidity or capital resources other than contributions, loans and establishment of reserves from FCX. Any material adverse change in FCX's financial condition or results of operations could materially and adversely affect the Royalty Trust and the Royalty Trust unitholders.

DESCRIPTION OF THE SUBJECT INTERESTS
The “subject interests” consist of 20 specified shallow water Gulf of Mexico and onshore Gulf Coast ultra-deep (target depths generally greater than 18,000 total vertical depth) exploration prospects. The offshore “subject interests” consist of the following exploration prospects: (1) Barataria; (2) Barbosa; (3) Blackbeard East; (4) Blackbeard West; (5) Blackbeard West #3; (6) Bonnet; (7) Calico Jack; (8) Captain Blood; (9) Davy Jones; (10) Davy Jones West; (11) Drake; (12) England; (13) Hook; (14) Hurricane; (15) Lafitte; (16) Morgan; and (17) Queen Anne's Revenge. The onshore “subject interests” consist of the following exploration prospects: (1) Highlander; (2) Lineham Creek; and (3) Tortuga. All of the subject interests are located in relatively shallow waters offshore of Louisiana, or onshore in Louisiana. McMoRan does not own 100% of the working interest of any of the subject interests. The royalty interests in future production from the subject interests burden all of McMoRan's initial leasehold interests associated with such prospects, and will burden any leasehold interests associated with such prospects which are acquired by McMoRan on or before December 5, 2017 up to the working interests in the table below (subject to McMoRan's right to dispose of its working interest to a percentage not less than the estimated working interest set forth in the table below). Each of the overriding royalty interests has been, or will be, proportionately reduced based on McMoRan's working interest to equal the product of 5% multiplied by a fraction, the numerator of which is the working interest held by McMoRan and its affiliates in the applicable subject interest (subject to a cap equal to McMoRan's estimated working interest (equal to the working interest McMoRan owns or expects to acquire and as estimated in the table below) in each subject interest, on a prospect by prospect basis) and the denominator of which is 100%. As of December 5, 2012, the date of the merger agreement, the subject interests comprised all of McMoRan's ultra-deep prospects and, currently, none of the subject interests have any reserves classified as proved, probable or possible (other than the Lineham Creek well) and none of the subject interests have any associated production. Additional ultra-deep prospects developed by McMoRan will not be included in the subject interests. Approximately 0.9 Bcfe of proved reserves are currently deemed attributable to the Royalty Trust's 1.8% overriding royalty interest in the Lineham Creek sands encountered above 24,000 feet.

Information concerning estimated working interests and estimated royalty interests for each of the subject interests as of September 30, 2013 is set forth below:

Subject Interest Name	McMoRan's Estimated Working Interest Related to the Subject Interests	Operator	Royalty Trust's Estimated Overriding Royalty Interests (5% proportionately reduced to reflect the Estimated Working Interest)
Davy Jones	63.4%	McMoRan	3.17%
Blackbeard East	72%	McMoRan	3.6%
Lafitte (a)	—	McMoRan	—
Blackbeard West	69.4%	McMoRan	3.47%
England	36%	Chevron	1.8%
Barbosa	72%	McMoRan	3.6%
Morgan (b)	—	McMoRan	—
Barataria	72%	McMoRan	3.6%
Blackbeard West #3	69.4%	McMoRan	3.47%
Drake	72%	McMoRan	3.6%
Davy Jones West	36%	McMoRan	1.8%
Hurricane	72%	McMoRan	3.6%
Hook	72%	McMoRan	3.6%
Captain Blood	72%	McMoRan	3.6%
Bonnet	72%	McMoRan	3.6%
Queen Anne's Revenge	72%	McMoRan	3.6%
Calico Jack	36%	McMoRan	1.8%
Highlander	72%	McMoRan	3.6%
Lineham Creek	36%	Chevron	1.8%
Tortuga	72%	McMoRan	3.6%

(a) In June 2013 McMoRan requested from the Bureau of Safety and Environmental Enforcement of the United States Department of the Interior (BSEE) that its then pending request for the issuance of a Suspension of Production (SOP) lease extension for the Lafitte unit properties be returned without action, which effectively relinquished McMoRan's lease rights to the Lafitte unit. In the event on or before December 5, 2017, McMoRan acquires one or more leasehold interests covering the same area and blocks covered by the terminated leases, such newly acquired leasehold interests shall become subject interests, and if this were to occur, it is expected that McMoRan would hold an approximate 72% working interest in such reacquired leases, equating to an estimated overriding royalty interest of 3.6% to be held by the Royalty Trust.

(b) McMoRan's rights to the Morgan lease expired on May 31, 2013. In the event on or before December 5, 2017, McMoRan acquires a leasehold interest covering the same area and block covered by the terminated lease, such newly acquired leasehold interest shall become a subject interest, and if this were to occur, it is expected that McMoRan would hold an approximate 72% working interest in such reacquired leases, equating to an estimated overriding royalty interest of 3.6% to be held by the Royalty Trust.

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

Ultra-Deep Oil and Gas Prospects Acreage. At September 30, 2013, McMoRan owned or controlled (through options to lease) interests in approximately 490 oil and gas leases in the Gulf of Mexico and onshore Louisiana, covering approximately 335,000 gross acres (206,000 net acres to McMoRan's interests), associated with McMoRan's ultra-deep prospects and the subject interests. There were no net acres leased by McMoRan and associated with the subject interests that were scheduled to expire in the remainder of 2013. Approximately 48,000 net acres associated with the subject interests are scheduled to expire in 2014, a portion of which McMoRan expects to retain by drilling operations or other means.

The following table shows the oil and gas acreage associated with the subject interests for which McMoRan owned the related leases as of September 30, 2013.(a)

	Developed		Undeveloped
	Gross	Net	Gross	Net
	Acres	Acres	Acres	Acres
Offshore (federal waters)	—	—	228,739	144,284
Onshore Louisiana	—	—	51,738	23,784
Total at September 30, 2013	—	—	280,477	168,068

 (((a)    In addition, McMoRan controls approximately 54,200 gross acres (37,600 net acres).

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

Status of in-progress/suspended wells with current and/or near-term expected activity related to the subject interests:

Lineham Creek Onshore Well
The Lineham Creek exploration well, which is located in Cameron Parish, Louisiana, was sidetracked and drilled to 24,600 feet. The results of the Lineham Creek well are under review, and McMoRan plans to propose a completion operation in the sands above 24,000 feet under the Operating Agreement. Approximately 0.9 Bcfe of proved reserves are currently deemed attributable to the Royalty Trust's 1.8% overriding royalty interest in the Lineham Creek sands encountered above 24,000 feet. These proved reserves are believed to be the first proved reserves to be recorded in the sub-salt, ultra-deep trend.

Lomond North Onshore Well (Highlander Prospect)
The Lomond North ultra-deep prospect, which is located onshore in the Highlander area, primarily in St. Martin Parish, Louisiana, is currently drilling below 27,700 feet towards a proposed total depth of 30,000 feet to evaluate Lower Wilcox and Cretaceous objectives below the salt weld. McMoRan owns or controls rights to approximately 60,700 gross acres in Iberia, St. Martin, Assumption and Iberville Parishes in Louisiana that are associated with the subject interests.

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

Davy Jones No. 1 completion activities began in the fourth quarter of 2011, and initial flow testing procedures were attempted in March 2012; however, McMoRan encountered mechanical issues with the well's originally designed perforating equipment. Subsequent activities to flow the well were conducted in 2012 and 2013, and additional procedures to achieve commercial production are required.

McMoRan plans to commence completion operations on the Davy Jones No. 2 well prior to the current Davy Jones Unit expiration date of January 19, 2014. Davy Jones is located on a 20,000 acre structure that has multiple additional drilling opportunities.

Blackbeard East
The Blackbeard East ultra-deep exploration by-pass well, which is located on South Timbalier Block 144 in 80 feet of water, was drilled to a total depth of 33,318 feet in January 2012. Exploration results from the well indicate the presence of hydrocarbons below the salt weld in geologic formations including Upper/Middle Miocene, Frio, Vicksburg, and Sparta carbonate. McMoRan subsequently submitted to BSEE an Application for Permit Modification (APM) related to its development plans for Blackbeard East to test and complete the Middle Miocene sands in the South Timbalier 144 #1 BP1 well. In April 2013 BSEE approved McMoRan's APM for completion of the Blackbeard East well and in June 2013 McMoRan received BSEE's approval of the South Timbalier 144 unit and the South Timbalier 144 unit Suspension of Production (SOP) through April 30, 2014 to facilitate development of the Blackbeard East prospect.

Blackbeard West Unit
The Blackbeard West No. 1 well was drilled to a total depth of 32,997 feet in October 2008 and logs below 30,067 feet indicated potential hydrocarbon bearing zones measuring 220 net feet requiring further evaluation. The well has been temporarily abandoned while McMoRan evaluates whether to drill deeper or complete the well to test the existing zones. McMoRan's rights to the Blackbeard West unit (including Blackbeard West No. 1) are currently held by activities associated with Blackbeard West No. 2 (discussed below) while its evaluation of Blackbeard West No. 1 continues.

The Blackbeard West No. 2 ultra-deep exploration well on Ship Shoal Block 188 was drilled to a total depth of 25,584 feet in January 2013. Through logs and core data, McMoRan has identified three potential hydrocarbon-bearing Miocene sand sections between approximately 20,800 and 24,000 feet. Initial completion efforts are expected to focus on the development of approximately 50 net feet of laminated sands in the Middle Miocene located at approximately 24,000 feet. Additional development opportunities in the well bore include approximately 80 net feet of potential low-resistivity pay at approximately 22,400 feet and an approximate 75 foot gross section at approximately 20,900 feet. Pressure and temperature data indicate that a completion at these depths could utilize conventional equipment and technologies. Completion plans for Blackbeard West have recently been approved by BSEE under an SOP through March 31, 2014. McMoRan's plans include commencing development operations during the first quarter of 2014.

RESULTS OF OPERATIONS

Currently, none of the subject interests associated with the royalty trust units have any reserves classified as proved, probable or possible (other than the Lineham Creek well) and none of such subject interests have any associated production. As a result, the Royalty Trust has received no proceeds from oil and gas production from the subject interests. During the three- and nine-month periods ended September 30, 2013, the Royalty Trust paid administrative expenses of $242,359 and $464,297, respectively, which consisted primarily of legal and accounting expenses incurred in connection with the formation and administration of the Royalty Trust.

NEW ACCOUNTING STANDARD

We do not expect recently issued accounting standards to have a significant impact on our future financial statements and disclosures.

CAUTIONARY STATEMENT

Trustee's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements in which we discuss certain of our expectations regarding future operational and financial performance. Forward-looking statements are all statements other than statements of historical facts, such as any statements regarding future financial condition of the Royalty Trust, and all statements regarding McMoRan’s plans, the potential results of any drilling on the subject interests, McMoRan’s and the Royalty Trust’s anticipated interests in any of the subject interests, McMoRan’s geologic model and the nature of the geologic trend discussed in this report, and all statements regarding any belief or understanding of the nature or potential of the subject interests. The words “anticipates,” “may,” “can,” “plans,” “believes,” “estimates,” “expects,” “projects,” “intends,” “likely,” “will,” “should,” “to be,” "potential," and any similar expressions and/or statements that are not historical facts are intended to identify those assertions as forward-looking statements.

The Royalty Trust cautions readers that forward-looking statements are not guarantees or assurances of future performance and actual results may differ materially from those anticipated, projected or assumed in the forward-looking statements. Important factors that may cause actual results to differ materially from those anticipated by the forward-looking statements include, but are not limited to, the risk that the subject interests covered by the royalty interests will not produce hydrocarbons, general economic and business conditions, variations in the market demand for, and prices of, oil and natural gas, drilling results, changes in oil and natural gas reserve expectations, the potential adoption of new governmental regulations, decisions by FCX not to develop the subject interests, any inability of FCX to develop the subject interests, damages to facilities resulting from natural disasters or accidents and other factors described herein.

Investors are cautioned that many of the assumptions upon which forward-looking statements are based are likely to change after such forward-looking statements are made, which the Royalty Trust cannot control. The Royalty Trust cautions investors that it does not intend to update its forward-looking statements more frequently than quarterly, notwithstanding any changes in assumptions, changes in business plans, actual experience, or other changes, and the Royalty Trust undertakes no obligation to update any forward-looking statements except as required by law.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Commodity Price Risk. The Royalty Trust's most significant market risk relates to the prices received for oil and natural gas production, if and when such production commences with respect to the subject interests. The revenues, if any, will be derived from the subject interests and will depend substantially on prevailing natural gas prices and to a lesser extent oil prices. As a result, commodity prices also will affect the amount of cash flow available for distribution to the Royalty Trust unitholders. Lower oil and natural gas prices may also reduce the amount of oil and natural gas that McMoRan or the third-party operators will be able to economically produce.

Credit Risk. The Royalty Trust's most significant credit risk is adverse changes in FCX's financial condition or results of operations. Because none of the subject interests currently have any associated production, the Royalty Trust has no source of income. Therefore, it must rely on FCX for funding of its administrative expenses. FCX has agreed to pay annual trust expenses up to a maximum amount of $350,000, to the extent the Royalty Trust lacks sufficient funds to pay such expenses and to lend additional funds to the Royalty Trust to the extent necessary. In the quarter ended September 30, 2013, FCX loaned the Royalty Trust $200,000, on a non-interest bearing basis, to cover such additional administrative expenses. Any material adverse change in FCX's financial condition or results of operations could materially and adversely affect the Royalty Trust and the Royalty Trust unitholders.

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

Due to the nature of the Royalty Trust as a passive entity and in light of the contractual arrangements pursuant to which the Royalty Trust was created, including the provisions of (i) the amended and restated royalty trust agreement (the royalty trust agreement) and (ii) the master conveyance of overriding royalty interest (the master conveyance), the Royalty Trust's disclosure controls and procedures necessarily rely on (A) information provided by FCX, including information relating to results of operations, the costs and revenues attributable to the subject interests under the master conveyance and other operating and historical data, plans for future operating and capital expenditures, reserve information, information relating to projected production, and other information relating to the status and results of operations of the subject interests and the royalty interests, and (B) conclusions and reports regarding reserves by the Royalty Trust's independent reserve engineers.

(b) Changes in internal control over financial reporting. During the quarter ended September 30, 2013, there has been no change in the Royalty Trust's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Royalty Trust's internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of FCX.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The following information includes a discussion of updates to previously reported legal proceedings included in our quarterly report on Form 10-Q for the quarter ended June 30, 2013.

On October 11, 2013, the court held a hearing to consider the evidence in support of the proposed settlement of In Re McMoRan Exploration Co. Stockholder Litigation, No. 8132-VCN.  On October 16, 2013, the court entered an order approving the settlement. The Royalty Trust incurred no costs in connection with the settlement.

Item 1A. Risk Factors.

The value of the royalty trust units is uncertain.

The only assets and sources of income to the Royalty Trust are the royalty interests burdening the subject interests. The royalty interests entitle the Royalty Trust to receive a portion of the proceeds derived from the sale of hydrocarbons from the subject interests, if any. To the extent there is no production from the subject interests, the Royalty Trust receives no income. To date, there has been no production and no income to the Royalty Trust.

While data from the seven ultra-deep wells drilled on the subject interests thus far (including one well on the Lafitte prospect where lease rights have been relinquished) tie ultra-deep geologic formations to productive zones encountered (i) onshore, (ii) in the deepwater Gulf of Mexico and (iii) in Mexico, only the Davy Jones No. 1 well has been completed and no commercial production has been established to date. No other exploratory well in the subject interests has been completed and consequently none of the wells are producing. As such, the subject interests remain “exploration concepts” and further drilling and flow testing will be required to determine the commercial potential of the subject interests.

As of September 30, 2013, none of the subject interests had any proved, probable or possible reserves associated with them (other than the onshore Lineham Creek well) and none of the subject interests had any associated production. As such, it is possible that no production will be derived from the subject interests in the future, the result of which would be that the Royalty Trust would never receive any income from the subject interests, in which case the market value of the Royalty Trust units would be expected to be zero.

Further, the Royalty Trust has no ability to direct or influence the exploration or development of the subject interests. Additionally, FCX is under no obligation to fund or to commit any resources to the exploration or development of the subject interests.

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

For example, the Davy Jones ultra-deep prospect has not yet been fully evaluated, and the ultimate impact of this potentially significant discovery will depend on, among other things, the volume of recoverable resources from the Davy Jones location, which will require significant capital expenditures for commercial development. In January 2010, MMR announced a potentially significant discovery at the Davy Jones ultra-deep prospect. However, flow testing is required to confirm the ultimate hydrocarbon flow rates from the separate zones within this prospect. Because of the pressures and temperatures encountered down hole, certain specialty completion equipment was required. Completion activities were initiated in the fourth quarter of 2011, and initial flow testing procedures were attempted in March 2012; however, McMoRan encountered mechanical issues with the originally designed perforating equipment. Subsequent activities to flow the well were conducted in 2012 and 2013, and additional procedures to achieve commercial production are required. McMoRan plans to commence completion operations on the Davy Jones No. 2 well prior to the Davy Jones Unit expiration date of January 19, 2014. Future plans will incorporate data gained to date at Davy Jones as well as core and log data from the in-progress well at Lineham Creek, located onshore approximately 50 miles northwest of Davy Jones. There is no assurance that McMoRan will be able to effectively complete the flow testing of this prospect, or that once completed, the potential of the discovery in terms of recoverable product will be confirmed. The continuing commercial development and exploitation of the Davy Jones prospect will require significant additional capital expenditures, and may not be successful.

There is a limited public market for the royalty trust units, which could have adverse effects on the liquidity of the market and resale price of the royalty trust units.

The royalty trust units are quoted on the OTCQX. The OTCQX is a significantly more limited market than the national securities exchanges. The OTCQX is an inter-dealer market which is much less regulated than the national securities exchanges and can be significantly illiquid, in part because it does not have a national quotation system by which potential investors can follow the market price of securities except through information received and generated by a limited number of broker-dealers that make markets in particular securities. There is limited trading history in the royalty trust units, and although the royalty trust units are currently quoted on the OTCQX, there is no assurance that an active market in the royalty trust units will continue at present levels or increase in the future. Holders of royalty trust units may incur brokerage charges in connection with the resale of the royalty trust units, which in some cases could exceed the proceeds realized by the holder from the resale of its royalty trust units. Neither FCX nor the Royalty Trust can predict the price, if any, at which the royalty trust units will trade in the future.

Because there is a limited public market for the royalty trust units, the market price and trading volume of the royalty trust units may be volatile.

There is a greater chance of volatility for securities that trade on the OTCQX (a U.S. over-the-counter, or an inter-dealer market) as compared to a national securities exchange. This volatility may be caused by a variety of factors, including the lack of readily available price quotations, the absence of consistent administrative supervision of bid and ask quotations, lower trading volume, and market conditions. Royalty Trust unitholders may experience high fluctuations in the market price and volume of the trading market for the royalty trust units.

The market price of the royalty trust units could fluctuate significantly for many reasons, including, without limitation:

•	as a result of the risk factors listed in this quarterly report on Form 10-Q;

•	the failure of the subject interests to achieve production of hydrocarbons;

•	reasons unrelated to operation performance, such as reports by industry analysts, investor perceptions, or announcements by competitors regarding their own performance;

•	legal or regulatory changes that could impact the business of McMoRan; and

•	general economic, securities markets and industry conditions.

Any such fluctuations may have a negative effect on the market price for the royalty trust units. Accordingly, Royalty Trust unitholders may not be able to realize a fair price from their royalty trust units when they determine to sell them or may have to hold them for a substantial period of time until the market for the royalty trust units improves. Neither FCX nor the Royalty Trust can predict the extent to which investor interest will lead to a liquid trading market in the royalty trust units or whether the market price of the royalty trust units will be volatile.

The tax treatment of the royalty trust units is uncertain.

Although the tax treatment of overriding royalty interests in specified developed wells that have been drilled is well developed, the law is less well developed in the area of overriding royalty interests on exploration prospects that are not classified as proved, probable or possible reserves and are undeveloped wells that may be drilled in the future. As a result, there is uncertainty as to the proper tax treatment of the royalty interests held by the Royalty Trust, and counsel is unable to express any opinion as to the proper tax treatment as either a mineral royalty interest or a production payment. Based on the state of facts as of the date hereof, FCX and the Royalty Trust intend to treat the royalty trust units as mineral royalty interests for U.S. federal income tax purposes. However, no ruling has been requested from the Internal Revenue Service (the IRS) regarding the proper treatment of the royalty trust units; therefore, there can be no assurance that the IRS will not assert, or that a court would not sustain the IRS in asserting, that the royalty trust units should be treated as “production payments” that are debt instruments for U.S. federal income tax purposes subject to the Treasury Regulations applicable to contingent payment debt instruments.

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

Neither FCX nor the Royalty Trust has requested a ruling from the IRS regarding these tax questions, and neither FCX nor the Royalty Trust can assure you that the IRS will not challenge these positions on audit or that a court would not sustain such a challenge.

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

McMoRan's interests in the offshore leases located in federal waters on the Gulf of Mexico's outer continental shelf are administered by the BOEM and BSEE and require compliance with BOEM and BSEE regulations and the Outer Continental Shelf Lands Act (OCSLA). Under the OCSLA, McMoRan is required to promptly and efficiently explore and develop any block or blocks to which these federal leases pertain within the initial term of such lease.

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

At September 30, 2013, there were no net acres leased by McMoRan of the 335,000 gross acres associated with McMoRan's ultra-deep prospects and the subject interests that were scheduled to expire in the remainder of 2013. Approximately 48,000 net acres associated with the subject interests are scheduled to expire in 2014.

While it is not uncommon for companies in the oil and gas industry to continue to operate leases under an SOO granted by the BSEE, in the event (1) McMoRan fails to satisfy any obligations or conditions set forth in an SOO with respect to a particular lease, (2) McMoRan is unable to procure an SOO from the BSEE prior to the expiration of a primary lease term, (3) the BSEE denies a request to grant an additional SOO (or an extension of an existing SOO) with respect to a particular lease, or (4) the BSEE terminates an SOO previously granted based on a determination that either the circumstances justifying the SOO no longer exist or that the lease otherwise now warrants termination, McMoRan's ability to exploit some of the potentially valuable acreage associated with its ultra-deep gas play and the subject interests (including certain acreage contiguous to Davy Jones and Blackbeard discoveries) could be adversely affected.

The Royalty Trust is vulnerable to risks associated with operations in the Gulf of Mexico and onshore in the Gulf Coast area because the subject interests are located exclusively in those areas.

These risks include:

•tropical storms and hurricanes, which are common in the Gulf of Mexico and the Gulf Coast area during the summer and early fall of each year, and which can damage or completely destroy drilling, production and treatment facilities, which can result in the interruption or permanent cessation of production from associated wells;

•extensive governmental regulation (including regulations that may, in certain circumstances, impose strict liability for pollution damage); and

•interruption or termination of operations by governmental authorities based on environmental, safety or other considerations, including those relating to other operators and/or other geographical areas.

These exposures in the Gulf of Mexico and the Gulf Coast area could have a material adverse effect on the subject interests, on the Royalty Trust's results of operations and financial condition, and on the market price of the Royalty Trust units.

Any future distributions from the Royalty Trust will be subject to fluctuating prices for oil and gas.

Oil and gas prices fluctuate widely in response to relatively minor changes in supply, market uncertainty and a variety of additional factors that are beyond the control of FCX, McMoRan and the Royalty Trust. To the extent there is production of oil and gas associated with the royalty interests, the royalties that the Royalty Trust may receive from its share of production will be affected by changes in the prices of oil and gas. As a result, future distributions, if any, from the Royalty Trust to its unitholders could be reduced or discontinued. In addition, lower oil and gas prices may reduce the likelihood that the subject interests will be developed or that any oil and gas discovered will be economic to produce. The volatility of energy prices reduces the accuracy of estimates of future cash distributions to the Royalty Trust unitholders and the value of the royalty trust units.

The Royalty Trust is entirely dependent on FCX for funding unless and until such time as it may receive income from any production on the subject interests, and any such income may be insufficient to cover the Royalty Trust's administrative expenses.

Because none of the subject interests have any associated production, the Royalty Trust has no source of income. Therefore, it must rely on FCX for funding of its administrative expenses. FCX has agreed to pay annual trust expenses up to a maximum amount of $350,000, to the extent the Royalty Trust lacks sufficient funds to pay such expenses. In addition, FCX has agreed to lend money to the Royalty Trust to fund the Royalty Trust's ordinary administrative expenses in excess of its funds available to pay such expenses on an unsecured, interest-free basis, as set forth in the amended and restated royalty trust agreement. In the quarter ended September 30, 2013 FCX loaned the Royalty Trust $200,000 to cover such administrative expenses. Funds borrowed by the Trustee to cover expenses or liabilities, rank in priority to Trust unitholder distributions, and Royalty Trust unitholders will not receive distributions until the borrowed funds are repaid. Any material adverse change in FCX's financial condition or results of operations could materially and adversely affect the Royalty Trust and the Royalty Trust unitholders.

FCX's interests and the interests of the Royalty Trust unitholders may not always be aligned.

Because FCX has interests in oil and gas properties not included in the subject interests, FCX's interests and the interests of the Royalty Trust unitholders may not always be aligned. For example, in setting budgets for development and production expenditures for FCX's properties, including the subject interests, FCX may make decisions that could adversely affect future production from the subject interests. Moreover, FCX could decide to sell or abandon some or all of the subject interests, and any such decision would not be in the best interests of the holders of the royalty trust units.

FCX may transfer or abandon the subject interests.

FCX may at any time transfer all or part of the subject interests. The Royalty Trust unitholders are not entitled to vote on any transfer, and the Royalty Trust will not receive any proceeds from the transfer of the subject interests. Following any such transfer, the subject interests would continue to be subject to the royalty interests, but the net proceeds from the transferred subject interests would be calculated separately and paid by the transferee. The transferee would be responsible for all of FCX's obligations relating to the royalty interests on the portion of the subject interests transferred, and FCX would have no continuing obligation to the Royalty Trust for those subject interests.

The Royalty Trust is limited in duration, may be dissolved upon certain events and the royalty trust units are subject to call features after June 3, 2018.

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

BSEE. The Bureau of Safety and Environmental Enforcement (an agency of the Department of the Interior formed upon dissolution of the Bureau of Ocean Energy Management, Regulation and Enforcement on October 1, 2011, and responsible for environmental matters related to operations, safety and operational matters generally).

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

Date: November 13, 2013

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

Gulf Coast Ultra Deep Royalty Trust

Exhibit Index

Filed
Exhibit		with this	Incorporated by Reference
Number	Exhibit Title	Form 10-Q	Form	File No.	Date Filed
3.1	Composite Certificate of Trust of Gulf Coast Ultra Deep Royalty Trust		10-Q	333-185742	8/14/2013
10.1	Amended and Restated Trust Agreement of Gulf Coast Ultra Deep Royalty Trust, dated as of June 3, 2013		8-K	333-185742	6/4/2013
10.2	Master Conveyance of Overriding Royalty Interest by and between McMoRan Oil & Gas LLC and Gulf Coast Ultra Deep Royalty Trust, dated as of June 3, 2013		8-K	333-185742	6/4/2013
31	Certification pursuant to Rule 13a-14(a)/15d-14(a)	X
32	Certification pursuant to 18 U.S.C. Section 1350	X