Form 10-Q
period 2014-03-31
Gulf Coast Ultra Deep Royalty Trust
filed 2014-05-14
CIK 1565146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
☐ Yes ☒ No

On April 30, 2014, there were outstanding 230,172,696 royalty trust units representing beneficial interests in Gulf Coast Ultra Deep Royalty Trust.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

GULF COAST ULTRA DEEP ROYALTY TRUST
STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	March 31, 2014	December 31, 2013
ASSETS	(unaudited)	(audited)
Operating cash	$124,766	$193,851
Reserve fund cash	1,000,023	1,000,023
Overriding royalty interests in subject interests	371,746,041	400,300,341
Total assets	$372,870,830	$401,494,215

LIABILITIES AND TRUST CORPUS
Reserve fund liability	$1,000,023	$1,000,023
Loan payable to Freeport-McMoRan Copper & Gold Inc. (FCX)	450,000	450,000
Trust corpus (230,172,696 royalty trust units authorized, issued and outstanding as of March 31, 2014 and December 31, 2013)	371,420,807	400,044,192
Total liabilities and trust corpus	$372,870,830	$401,494,215

The accompanying notes are an integral part of these financial statements.

GULF COAST ULTRA DEEP ROYALTY TRUST
STATEMENTS OF DISTRIBUTABLE INCOME

	Three Months Ended
	March 31,
	2014	2013
	(unaudited)
Royalty income	$—	$—
Administrative expenses	(69,085)	—
Administrative expenses in excess of income	$(69,085)	$—
Distributable income	$—	$—
Distributable income per royalty trust unit	$—	$—
Royalty trust units outstanding at March 31, 2014 and 2013	230,172,696	—

The accompanying notes are an integral part of these financial statements.

GULF COAST ULTRA DEEP ROYALTY TRUST
STATEMENTS OF CHANGES IN TRUST CORPUS

	Three Months Ended
	March 31,
	2014	2013
	(unaudited)
Trust corpus, beginning of period	$400,044,192	$10
Impairment of subject interest (Barbosa prospect)	(28,554,300)	—
Administrative expenses in excess of income	(69,085)	—
Trust corpus, end of period	$371,420,807	$10

The accompanying notes are an integral part of these financial statements.

GULF COAST ULTRA DEEP ROYALTY TRUST
NOTES TO FINANCIAL STATEMENTS (Unaudited)

1. BASIS OF ACCOUNTING
The financial statements of Gulf Coast Ultra Deep Royalty Trust (the Royalty Trust) are prepared on the modified cash basis of accounting and are not intended to present the Royalty Trust’s financial position and results of operations in conformity with U.S. generally accepted accounting principles (GAAP). This other comprehensive basis of accounting corresponds to the accounting permitted for royalty trusts by the United States (U.S.) Securities and Exchange Commission (SEC), as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts. There has been no distributable income paid or due to the Royalty Trust unitholders from inception through March 31, 2014.

The Royalty Trust's operating cash and reserve fund cash amounts represent deposits in highly liquid short-term U.S. Treasury money market funds.

As required for financial reporting purposes, the initial amount recorded for the overriding royalty interests in the subject interests conveyed to the Royalty Trust was derived from the actual number of royalty trust units issued, the closing price of $16.75 per share of McMoRan Exploration Co.'s (MMR) common stock on June 3, 2013, the closing date of the merger (as defined in Note 2), and the related implied initial value of the royalty trust units of $400.3 million. Application of income tax requirements resulted in different values for tax reporting purposes for the Royalty Trust unitholders. For more information on the conveyance of the overriding royalty interests, see Note 2.

The value of the Royalty Trust’s overriding royalty interests in the subject interests (defined in Note 2 below) will be amortized using the units of production method based on estimated proved reserves, on an individual subject interest basis, once production has been established for the respective subject interests. Such non-cash amortization will be charged directly to the Royalty Trust Corpus, and will not affect distributable cash or the determination of distributable cash per royalty trust unit.

The Royalty Trust evaluates the carrying values of the overriding royalty interests in the subject interests for impairment if conditions indicate that potential uncertainty exists regarding the Royalty Trust’s ability to recover its recorded amounts related to such royalty interests. Indications of potential impairment with respect to such royalty interests can include, among other things, subject interest lease expirations, reductions in estimated reserve quantities or resource potential, changes in estimated future oil and gas prices, exploitation costs, and/or drilling plans, and other matters that arise that could negatively impact the Royalty Trust’s carrying values of the royalty interests. When such royalty interests are deemed impaired, the related impairment amounts are charged to the Royalty Trust Corpus in the period such impairment is determined. During the three months ended March 31, 2014, an impairment charge of $28.6 million, representing the entire balance associated with the Barbosa prospect, was recorded as McMoRan Oil & Gas LLC (McMoRan) has indicated that it is unlikely that drilling activities will occur on this prospect prior to its lease expiration date of June 30, 2014. An offsetting reduction was recorded to Trust Corpus. See Statements of Changes in Trust Corpus in the accompanying financial statements.

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

FCX's portfolio of oil and gas assets is held through its wholly owned subsidiary, FCX Oil & Gas Inc. (FM O&G). Following the merger, MMR and McMoRan are both wholly owned subsidiaries of FM O&G.

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

The Royalty Trust was created to hold a 5% gross overriding royalty interest (collectively, the royalty interests) in future production from each of McMoRan's shallow water Inboard Lower Tertiary/Cretaceous exploration prospects located on the Shelf of the Gulf of Mexico and onshore South Louisiana that existed as of December 5, 2012, the date of the merger agreement (collectively, the subject interests). The subject interests were "carved out" of the mineral interests that were acquired by FCX pursuant to the merger and were not considered part of FCX's purchase consideration of MMR. McMoRan owns less than 100% of the working interest in each of the subject interests.

In connection with the merger, on June 3, 2013, (1) FCX, as depositor, McMoRan, as grantor, the Trustee and the Delaware Trustee, entered into the amended and restated royalty trust agreement to govern the Royalty Trust and the respective rights and obligations of FCX, the Trustee, the Delaware Trustee, and the Royalty Trust unitholders with respect to the Royalty Trust (the royalty trust agreement); and (2) McMoRan, as grantor, and the Royalty Trust, as grantee, entered into the master conveyance of overriding royalty interest (the master conveyance) pursuant to which McMoRan conveyed to the Royalty Trust the royalty interests in future production from the subject interests. Other than its formation, its receipt of contributions and loans from FCX for administrative and other expenses as provided for in the royalty trust agreement, its payment of administrative expenses, and its receipt of the conveyance of the royalty interests from McMoRan pursuant to the master conveyance, the Royalty Trust has not conducted any activities.

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

The “subject interests” consist of 20 specified shallow water Inboard Lower Tertiary/Cretaceous exploration prospects (which have target depths generally greater than 18,000 feet total vertical depth) located on the Shelf of the Gulf of Mexico and onshore South Louisiana. The offshore “subject interests” consist of the following exploration prospects: (1) Barataria; (2) Barbosa; (3) Blackbeard East; (4) Blackbeard West; (5) Blackbeard West #3; (6) Bonnet; (7) Calico Jack; (8) Captain Blood; (9) Davy Jones; (10) Davy Jones West; (11) Drake; (12) England; (13) Hook; (14) Hurricane; (15) Lafitte; (16) Morgan; and (17) Queen Anne's Revenge. The onshore “subject interests” consist of the following exploration prospects: (1) Highlander; (2) Lineham Creek; and (3) Tortuga. McMoRan does not own 100% of the working interest of any of the subject interests. The royalty interests in future production from the subject interests burden all of McMoRan's leasehold interests associated with such prospects as of December 5, 2012, and will burden any leasehold interests associated with such prospects which are acquired by McMoRan on or before December 5, 2017 up to the working interests in the table below (subject to McMoRan's right to dispose of a portion of the working interest to a percentage not less than the estimated working interests estimated in the table below). Each of the royalty interests has been, or will be, proportionately reduced based on McMoRan's working interest to equal the product of 5% multiplied by a fraction, the numerator of which is the working interest held by McMoRan and its affiliates in the applicable subject interest (subject to a cap equal to McMoRan's estimated working interest (equal to the working interest McMoRan owns or expects to acquire and as reflected in the table below) in each subject interest, on a prospect by prospect basis) and the denominator of which is 100%. As of December 5, 2012, the date of the merger agreement, the subject interests comprised all of McMoRan's Inboard Lower Tertiary/Cretaceous exploration prospects.

Currently, none of the subject interests have any reserves classified as proved, probable or possible (other than the onshore Lineham Creek subject interest) and none of the subject interests have any associated production. Additional Inboard Lower Tertiary/Cretaceous exploration prospects developed by McMoRan (other than those reflected below) will not be included in the subject interests. Approximately 0.7 Bcfe of estimated proved reserves in sands encountered above 24,000 feet are currently deemed attributable to the Royalty Trust's 1.8% overriding royalty interest (the applicable royalty interest proportionately reduced to reflect McMoRan’s estimated working interest) in the onshore Lineham Creek subject interest.

Information concerning McMoRan's estimated working interests and the Royalty Trust's estimated overriding royalty interests for each of the subject interests as of March 31, 2014 is set forth below:

Subject Interest Name	McMoRan's Estimated Working Interest Related to the Subject Interests	Operator	Royalty Trust's Estimated Overriding Royalty Interests (5% proportionately reduced to reflect the Estimated Working Interest)
Davy Jones	63.4%	McMoRan	3.17%
Blackbeard East	72%	McMoRan	3.6%
Lafitte (a)	—	McMoRan	—
Blackbeard West	69.4%	McMoRan	3.47%
England (b)	36%	Chevron	1.8%
Barbosa (c)	—	McMoRan	—
Morgan (d)	—	McMoRan	—
Barataria	72%	McMoRan	3.6%
Blackbeard West #3	69.4%	McMoRan	3.47%
Drake	72%	McMoRan	3.6%
Davy Jones West	36%	McMoRan	1.8%
Hurricane	72%	McMoRan	3.6%
Hook	72%	McMoRan	3.6%
Captain Blood	72%	McMoRan	3.6%
Bonnet	72%	McMoRan	3.6%
Queen Anne's Revenge	72%	McMoRan	3.6%
Calico Jack	36%	McMoRan	1.8%
Highlander	72%	McMoRan	3.6%
Lineham Creek	36%	Chevron	1.8%
Tortuga	72%	McMoRan	3.6%

(a) In June 2013 McMoRan requested from the Bureau of Safety and Environmental Enforcement of the United States Department of the Interior (BSEE) that its then pending request for the issuance of a Suspension of Production (SOP) lease extension for the Lafitte unit properties be returned without action, which effectively relinquished McMoRan's lease rights to the Lafitte unit. In the event on or before December 5, 2017, McMoRan acquires one or more leasehold interests covering the same area and blocks covered by the terminated leases, or acquires additional leasehold interests associated with the subject interests, such newly acquired leasehold interests shall become subject interests, and if this were to occur, it is expected that McMoRan would hold an approximate 72% working interest in such acquired/reacquired leases, equating to an estimated overriding royalty interest of 3.6% to be held by the Royalty Trust.  On March 19, 2014, McMoRan was published as the apparent high bidder in the Central Gulf of Mexico Oil and Gas Lease Sale 231 for the lease rights to Eugene Island 223 (associated with the offshore Lafitte subject interest). The bid is subject to approval by the Bureau of Ocean Energy Management (BOEM). If approved by the BOEM, these lease rights would be subject to the overriding royalty interests held by the Royalty Trust.

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

(c) During the three months ended March 31, 2014, an impairment charge of approximately $28.6 million was recorded relating to the offshore Barbosa prospect as McMoRan has indicated that it is unlikely that drilling activities will occur on this subject interest prior to its lease expiration date of June 30, 2014 (See Note 1). In the event on or before December 5, 2017, McMoRan acquires one or more leasehold interests covering the same area and blocks covered by the expiring leases, or acquires additional leasehold interests associated with the subject interest, such newly acquired leasehold interest shall become subject interests, and if this were to occur, it is expected that McMoRan would hold an approximate 72% working interest in such acquired/reacquired leases, equating to an estimated overriding royalty interest of 3.6% to be held by the Royalty Trust.

(d) McMoRan's rights to the Morgan lease expired on May 31, 2013. In the event on or before December 5, 2017, McMoRan acquires a leasehold interest covering the same area and block covered by the terminated lease, or acquires additional leasehold interests associated with the subject interest, such newly acquired leasehold interest shall become subject interests, and if this were to occur, it is expected that McMoRan would hold an approximate 72% working interest in such acquired/reacquired leases, equating to an estimated overriding royalty interest of 3.6% to be held by the Royalty Trust.

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

5. RELATED PARTY TRANSACTIONS
Funding of Administrative Expenses. Pursuant to the royalty trust agreement, FCX has agreed to pay annual trust expenses up to a maximum amount of $350,000, with no right of repayment or interest due, to the extent the Royalty Trust lacks sufficient funds to pay administrative expenses. FCX has not yet made any contributions during 2014. In addition to such annual contribution, FCX has agreed to lend money, on an unsecured, interest-free basis, to the Royalty Trust to fund the Royalty Trust's ordinary administrative expenses as set forth in the royalty trust agreement. The amount borrowed from FCX as of March 31, 2014, totaled $450,000.

Pursuant to the royalty trust agreement, FCX agreed to provide and maintain a $1.0 million stand-by reserve account or an equivalent letter of credit for the benefit of the Royalty Trust to enable the Trustee to draw on such reserve account or letter of credit to pay obligations of the Royalty Trust in the event that the Royalty Trust had inadequate funds to pay the Royalty Trust's obligations at any time. After the one-year anniversary of the date of the royalty trust agreement, with the consent of the Trustee, FCX may reduce the reserve account or substitute a letter of credit with a different face amount for the original letter of credit or any substitute letter of credit. In connection with this arrangement, FCX has provided $1.0 million in the form of a reserve fund cash account to the Royalty Trust, which amount is reflected as reserve fund cash with a corresponding reserve fund liability in the accompanying Statements of Assets, Liabilities and Trust Corpus. The Royalty Trust has not drawn any funds from such reserve account. For additional information regarding the royalty trust agreement, see Note 2.

During the three months ended March 31, 2014, FCX did not deposit any funds into the Royalty Trust's operating cash account as administrative and other expenses of $69,085 incurred by the Royalty Trust did not exceed available operating cash. Available operating cash totaled $124,766 as of March 31, 2014.

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

Royalty Trust Units Held by FCX. At March 31, 2014, the Royalty Trust had 230,172,696 royalty trust units outstanding and FCX, through its indirect wholly owned subsidiary McMoRan, held 62,285,438 royalty trust units (or 27.1% of the outstanding royalty trust units). FCX is currently the largest holder of outstanding royalty trust units.

6. CONTINGENCIES
Litigation. There are currently no pending legal proceedings to which the Royalty Trust is a party.

7. SUBSEQUENT EVENTS
The Royalty Trust evaluated all other events after March 31, 2014, and through the date the Royalty Trust’s financial statements were issued, and determined that all events or transactions occurring during this period requiring recognition or disclosure were appropriately addressed in these financial statements.

Item 2.     Trustee's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

You should read the following discussions in conjunction with the financial statements of Gulf Coast Ultra Deep Royalty Trust (the Royalty Trust). The results of operations reported and summarized below are not necessarily indicative of future operating results. Unless otherwise specified, all references to Notes refer to Notes to Financial Statements included elsewhere in this Form 10-Q. Also see the Royalty Trust's Annual Report on Form 10-K for the year ended December 31, 2013 filed with the United States (U.S.) Securities and Exchange Commission (SEC) for a glossary of definitions for some of the oil and gas industry terms used in this Form 10-Q. You should read the "Cautionary Statement" on page 15 of this Form 10-Q. The information below has been furnished to the Trustee by Freeport-McMoRan Copper & Gold Inc. (FCX) and McMoRan Oil & Gas LLC (McMoRan).

On June 3, 2013, FCX and McMoRan Exploration Co. (MMR) completed the transactions contemplated by an Agreement and Plan of Merger, dated as of December 5, 2012 (the merger agreement), by and among MMR,

FCX, and INAVN Corp., a Delaware corporation and indirect wholly owned subsidiary of FCX (Merger Sub). Pursuant to the merger agreement, on June 3, 2013, Merger Sub merged with and into MMR, with MMR surviving the merger as an indirect wholly owned subsidiary of FCX (the merger).

FCX's portfolio of oil and gas assets is held through its wholly owned subsidiary, FCX Oil & Gas Inc. (FM O&G). Following the merger, MMR and McMoRan are both wholly owned subsidiaries of FM O&G.

The Royalty Trust was created as contemplated by the merger agreement, and is a statutory trust created by FCX under the Delaware Statutory Trust Act pursuant to a trust agreement entered into on December 18, 2012 (inception), by and among FCX, as depositor, Wilmington Trust, National Association, as Delaware trustee and certain officers of FCX, as regular trustees. On May 29, 2013, Wilmington Trust, National Association, was replaced by BNY Trust of Delaware, as Delaware trustee (the Delaware Trustee), through an action of the depositor. Effective June 3, 2013, the Royalty Trust’s regular trustees were replaced by The Bank of New York Mellon Trust Company, N.A., a national banking association, as trustee (the Trustee).

The Royalty Trust was created to hold a 5% gross overriding royalty interest (collectively, the royalty interests) in future production from each of McMoRan's shallow water Inboard Lower Tertiary/Cretaceous exploration prospects located in the shallow water of the Gulf of Mexico and onshore South Louisiana that existed as of December 5, 2012, the date of the merger agreement (collectively, the subject interests). The subject interests were "carved out" of the mineral interests that were acquired by FCX pursuant to the merger and were not considered part of FCX's purchase consideration of MMR. McMoRan owns less than 100% of the working interest in each of the subject interests.

In connection with the merger, on June 3, 2013, (1) FCX, as depositor, McMoRan, as grantor, the Trustee and the Delaware Trustee, entered into the amended and restated royalty trust agreement to govern the Royalty Trust and the respective rights and obligations of FCX, the Trustee, the Delaware Trustee, and the Royalty Trust unitholders with respect to the Royalty Trust (the royalty trust agreement); and (2) McMoRan, as grantor, and the Royalty Trust, as grantee, entered into the master conveyance of overriding royalty interest (the master conveyance) pursuant to which McMoRan conveyed to the Royalty Trust the royalty interests in future production from the subject interests. Other than its formation, its receipt of contributions and loans from FCX for administrative and other expenses as provided for in the royalty trust agreement, its payment of such administrative expenses, and its receipt of the conveyance of the royalty interests from McMoRan pursuant to the master conveyance, the Royalty Trust has not conducted any activities. The Trustee has no involvement with, control over, or responsibility for, any aspect of any operations on or relating to the subject interests.

Since 2008, McMoRan's Inboard Lower Tertiary/Cretaceous drilling activities (below the salt weld, i.e., the listric fault) have confirmed McMoRan's belief relating to its geologic model and the highly prospective nature of this emerging geologic trend. Data from eight wells drilled to date indicate the presence of geologic formations that are analogous to productive formations in the Deepwater Gulf of Mexico and onshore in the Gulf Coast region.  Each of these eight wells was included in the subject interests, along with additional exploration prospects that will also be burdened by the royalty interests.  No commercial production has been established to date.  As such, the subject interests are considered “exploration concepts” and further drilling and flow testing will be required to determine the commercial potential of the subject interests.

Currently, none of the subject interests have any reserves classified as proved, probable or possible (other than the onshore Lineham Creek subject interest), and none of the subject interests have any associated production. The Royalty Trust has no ability to direct or influence the exploration or development of the subject interests. In addition, neither FCX nor McMoRan are under any obligation to fund or to commit any resources to the exploration or development of the subject interests. If McMoRan does not fund the exploration and development of the subject interests, or if for any other reason production from the subject interests in commercial quantities is not established or maintained, Royalty Trust unitholders would lose their investment in the royalty trust units.

LIQUIDITY AND CAPITAL RESOURCES

Because none of the subject interests currently have any associated production, the Royalty Trust currently has no source of income. Pursuant to the royalty trust agreement, FCX has agreed to pay annual trust expenses up to a maximum amount of $350,000, with no right of repayment or interest due, to the extent the Royalty Trust lacks sufficient funds to pay administrative expenses. FCX has not yet made any contributions during 2014. In addition to such annual contribution, FCX has agreed to lend money, on an unsecured, interest-free basis, to the Royalty Trust to fund the Royalty Trust’s ordinary administrative expenses as set forth in the royalty trust agreement. The amount borrowed from FCX as of March 31, 2014, totaled $450,000. If the Trustee borrows funds to cover expenses or liabilities, the Royalty Trust unitholders will not receive distributions until the borrowed funds are repaid.

Pursuant to the royalty trust agreement, FCX agreed to provide and maintain a $1.0 million stand-by reserve account or equivalent letter of credit for the benefit of the Royalty Trust to enable the Trustee to draw on such reserve account or letter of credit to pay obligations of the Royalty Trust in the event that the Royalty Trust had inadequate funds to pay the Royalty Trust's obligations at any time. After the one-year anniversary of the date of the royalty trust agreement, with the consent of the Trustee, FCX may reduce the reserve account or substitute a letter of credit with a different face amount for the original letter of credit or any substitute letter of credit. In connection with this arrangement, FCX has provided $1.0 million in the form of a reserve fund cash account to the Royalty Trust, which may be reduced from time to time with the consent of the Trustee. The Royalty Trust has not drawn any funds from such reserve account.

During the three months ended March 31, 2014, FCX did not deposit any funds into the Royalty Trust's operating cash account as administrative and other expenses of $69,085 incurred by the Royalty Trust did not exceed available operating cash. Available operating cash totaled $124,766 as of March 31, 2014.

The Royalty Trust has no source of liquidity or capital resources other than contributions, loans and establishment of reserves from FCX. Any material adverse change in FCX's financial condition or results of operations could materially and adversely affect the Royalty Trust and the Royalty Trust unitholders.

THE SUBJECT INTERESTS

The “subject interests” consist of 20 specified shallow water Inboard Lower Tertiary/Cretaceous exploration prospects (which have target depths generally greater than 18,000 feet total vertical depth) located on the Shelf of the Gulf of Mexico and onshore South Louisiana. The offshore “subject interests” consist of the following exploration prospects: (1) Barataria; (2) Barbosa;(3) Blackbeard East; (4) Blackbeard West; (5) Blackbeard West #3; (6) Bonnet; (7) Calico Jack; (8) Captain Blood; (9) Davy Jones; (10) Davy Jones West; (11) Drake; (12) England; (13) Hook; (14) Hurricane; (15) Lafitte; (16) Morgan; and (17) Queen Anne's Revenge. The onshore “subject interests” consist of the following exploration prospects: (1) Highlander; (2) Lineham Creek; and (3) Tortuga. McMoRan does not own 100% of the working interest of any of the subject interests. The royalty interests in future production from the subject interests burden all of McMoRan's leasehold interests associated with such prospects as of December 5, 2012, and will burden any leasehold interests associated with such prospects which are acquired by McMoRan on or before December 5, 2017 up to the working interests in the table below (subject to McMoRan's right to dispose of a portion of the working interest to a percentage not less than the estimated working interests reflected in the table below). Each of the royalty interests has been, or will be, proportionately reduced based on McMoRan's working interest to equal the product of 5% multiplied by a fraction, the numerator of which is the working interest held by McMoRan and its affiliates in the applicable subject interest (subject to a cap equal to McMoRan's estimated working interest (equal to the working interest McMoRan owns or expects to acquire and as estimated in the table below) in each subject interest, on a prospect by prospect basis) and the denominator of which is 100%. As of December 5, 2012, the date of the merger agreement, the subject interests comprised all of McMoRan's Inboard Lower Tertiary/Cretaceous prospects.

Currently, none of the subject interests have any reserves classified as proved, probable or possible (other than the onshore Lineham Creek subject interest) and none of the subject interests have any associated production. Additional Inboard Lower Tertiary/Cretaceous prospects developed by McMoRan hereafter (other than those reflected below) will not be included in the subject interests. Approximately 0.7 Bcfe of estimated proved reserves in sands encountered above 24,000 feet are currently deemed attributable to the Royalty Trust's 1.8% overriding royalty interest (the applicable royalty interest proportionately reduced to reflect McMoRan's estimated working interest) in the onshore Lineham Creek subject interest.

Information concerning McMoRan's estimated working interests and the Royalty Trust's estimated overriding royalty interests for each of the subject interests as of March 31, 2014, is set forth below.

Subject Interest Name	McMoRan's Estimated Working Interest Related to the Subject Interests	Operator	Royalty Trust's Estimated Overriding Royalty Interests (5% proportionately reduced to reflect the Estimated Working Interest)
Davy Jones	63.4%	McMoRan	3.17%
Blackbeard East	72%	McMoRan	3.6%
Lafitte (a)	—	McMoRan	—
Blackbeard West	69.4%	McMoRan	3.47%
England (b)	36%	Chevron	1.8%
Barbosa (c)	—	McMoRan	—
Morgan (d)	—	McMoRan	—
Barataria	72%	McMoRan	3.6%
Blackbeard West #3	69.4%	McMoRan	3.47%
Drake	72%	McMoRan	3.6%
Davy Jones West	36%	McMoRan	1.8%
Hurricane	72%	McMoRan	3.6%
Hook	72%	McMoRan	3.6%
Captain Blood	72%	McMoRan	3.6%
Bonnet	72%	McMoRan	3.6%
Queen Anne's Revenge	72%	McMoRan	3.6%
Calico Jack	36%	McMoRan	1.8%
Highlander	72%	McMoRan	3.6%
Lineham Creek	36%	Chevron	1.8%
Tortuga	72%	McMoRan	3.6%

(a) In June 2013 McMoRan requested from the Bureau of Safety and Environmental Enforcement of the U.S. Department of the Interior (BSEE) that its then pending request for the issuance of a Suspension of Production (SOP) lease extension for the Lafitte unit properties be returned without action, which effectively relinquished McMoRan's lease rights to the Lafitte unit. In the event on or before December 5, 2017, McMoRan acquires one or more leasehold interests covering the same area and blocks covered by the terminated leases, or acquires additional leasehold interests associated with the subject interests, such newly acquired leasehold interests shall become subject interests, and if this were to occur, it is expected that McMoRan would hold an approximate 72% working interest in such acquired/reacquired leases, equating to an estimated overriding royalty interest of 3.6% to be held by the Royalty Trust.  On March 19, 2014, McMoRan was published as the apparent high bidder in the Central Gulf of Mexico Oil and Gas Lease Sale 231 for the lease rights to Eugene Island 223 (associated with the offshore Lafitte subject interest). The bid is subject to approval by the Bureau of Ocean Energy Management (BOEM). If approved by the BOEM, these lease rights would be subject to the overriding royalty interests held by the Royalty Trust.

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

(c) During the three months ended March 31, 2014, an impairment charge of approximately $28.6 million was recorded relating to the offshore Barbosa prospect as McMoRan has indicated that it is unlikely that drilling activities will occur on this subject interest prior to its lease expiration date of June 30, 2014. In the event on or before December 5, 2017, McMoRan acquires one or more leasehold interests covering the same area and blocks covered by the expiring leases, or acquires additional leasehold interests associated with the subject interests, such newly acquired leasehold interest shall become subject interests, and if this were to occur, it is expected that McMoRan would hold an approximate 72% working interest in such acquired/reacquired leases, equating to an estimated overriding royalty interest of 3.6% to be held by the Royalty Trust.

(d) McMoRan's rights to the Morgan lease expired on May 31, 2013. In the event on or before December 5, 2017, McMoRan acquires a leasehold interest covering the same area and block covered by the terminated lease, or acquires additional leasehold interests associated with the subject interests, such newly acquired leasehold interest shall become subject interests, and if this were to occur, it is expected that McMoRan would hold an approximate 72% working interest in such acquired/reacquired leases, equating to an estimated overriding royalty interest of 3.6% to be held by the Royalty Trust.

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

Inboard Lower Tertiary/Cretaceous Oil and Gas Prospects Acreage. At March 31, 2014, McMoRan owned or controlled (through options to lease) interests in approximately 676 oil and gas leases in the Gulf of Mexico and onshore Louisiana, covering approximately 331,000 gross acres (200,000 acres net to McMoRan's interests), associated with the subject interests. Approximately 53,000 net acres associated with the subject interests are scheduled to expire in the remainder of 2014, most of which McMoRan expects to retain by drilling operations or other means (with the exception of approximately 4,000 acres related to the Barbosa subject interest expiring on June 30, 2014 - see Note 1).

The following table reflects the oil and gas acreage associated with the subject interests for which McMoRan owned rights to the related leases as of March 31, 2014.(a)

	Developed		Undeveloped
	Gross	Net	Gross	Net
	Acres	Acres	Acres	Acres
Offshore (federal waters)	—	—	228,739	144,284
Onshore Louisiana	—	—	70,222	31,813
Total as of March 31, 2014	—	—	298,961	176,097

 (((a) In addition, McMoRan controls interests in leases covering approximately 31,700 gross acres (24,300 net acres) associated with the subject interests.

Exploration and Development Activities. McMoRan has an industry-leading position in the emerging Inboard Lower Tertiary/Cretaceous natural gas trend, located in the shallow waters of the Gulf of Mexico and onshore South Louisiana. McMoRan has a significant onshore and offshore lease acreage position with high-quality prospects and the potential to develop a significant long-term, low-cost source of natural gas. Data from eight wells drilled to date indicate the presence of geologic formations that are analogous to productive formations in the Deepwater Gulf of Mexico and onshore in the Gulf Coast region. McMoRan’s near-term focus is on defining the trend onshore. McMoRan is currently completing two Inboard Lower Tertiary/Cretaceous exploration prospects, including the Highlander onshore well (previously referred to as Lomond North) and the Davy Jones No. 2 offshore well, and plans to perform production tests on these two wells and the Blackbeard West No. 2 well in 2014.

The Highlander onshore exploratory well located in St. Martin Parish, Louisiana, encountered gas pay in several Wilcox and Cretaceous aged sands between 24,000 feet and 29,000 feet. The wireline log and core data obtained from the Wilcox and Cretaceous sand packages indicated favorable reservoir characteristics with approximately 150 feet of net pay. The Highlander discovery well is currently in completion operations to test Lower Wilcox and Cretaceous objectives found below the salt weld. Flow testing is anticipated in the second half of 2014. McMoRan has identified multiple exploratory prospects in the Highlander area where it controls rights to approximately 50,000 gross acres.

Completion operations at Davy Jones No. 2, located on South Marsh Island Block 234, are in progress. Flow testing is anticipated to begin in the second-quarter of 2014. During 2014, McMoRan also plans to complete the Blackbeard West No. 2 well located on Ship Shoal Block 188.

RESULTS OF OPERATIONS

Currently, none of the subject interests associated with the Royalty Trust have any reserves classified as proved, probable or possible (other than the onshore Lineham Creek subject interest) and none of the subject interests have any associated production. As a result, the Royalty Trust has received no proceeds from oil and gas production from the subject interests since its inception. During the three-month period ended March 31, 2014, the Royalty Trust paid administrative expenses of $69,085, which consisted primarily of legal and trustee expenses incurred in connection with the administration of the Royalty Trust. The Royalty Trust paid no administrative expenses during the three-month period ended March 31, 2013.

NEW ACCOUNTING STANDARDS

The Royalty Trust does not expect recently issued accounting standards to have a significant impact on its future financial statements and disclosures.

CAUTIONARY STATEMENT

Trustee's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are all statements other than statements of historical facts, such as any statements regarding the future financial condition of the Royalty Trust, all statements regarding McMoRan’s plans, the potential results of any drilling on the subject interests (as defined in this Form 10-Q), McMoRan’s and the Royalty Trust’s anticipated interests in any of the subject interests, McMoRan’s geologic model and the nature of the geologic trend discussed in this Form 10-Q, and all statements regarding any belief or understanding of the nature or potential of the subject interests. The words “anticipates,” “may,” “can,” “plans,” “believes,” “estimates,” “expects,” “projects,” “intends,” “likely,” “will,” “should,” “to be,” "potential," and any similar expressions and/or statements that are not historical facts are intended to identify those assertions as forward-looking statements.

Forward-looking statements are not guarantees or assurances of future performance and actual results may differ materially from those anticipated, projected or assumed in the forward-looking statements. Important factors that may cause actual results to differ materially from those anticipated by the forward-looking statements include, but are not limited to, the risk that the subject interests covered by the royalty interests will not produce hydrocarbons, general economic and business conditions, variations in the market demand for, and prices of, oil and natural gas, drilling results, changes in oil and natural gas reserve expectations, the potential adoption of new governmental regulations, decisions by McMoRan not to develop the subject interests, any inability of McMoRan to develop the subject interests, damages to facilities resulting from natural disasters or accidents and other factors described in Part I, Item 1A. "Risk Factors" in the Royalty Trust's annual report on Form 10-K for the year ended December 31, 2013, filed with the SEC.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Commodity Price Risk. The Royalty Trust's most significant market risk relates to the prices received for oil and natural gas production, if and when such production commences with respect to the subject interests. The revenues, if any, will be derived from the subject interests and will depend substantially on prevailing natural gas prices, and to a lesser extent oil prices. As a result, commodity prices also will affect the amount of cash flow available for distribution to the Royalty Trust unitholders. Lower oil and natural gas prices may also reduce the amount of oil and natural gas that McMoRan or the third-party operators will be able to economically produce.

Credit Risk. The Royalty Trust's most significant credit risk is adverse changes in FCX's financial condition or results of operations. Because none of the subject interests currently have any associated production, the Royalty Trust has no source of income. Therefore, it must rely on FCX for funding of its administrative expenses. FCX has agreed to pay annual trust expenses up to a maximum amount of $350,000, with no right of repayment due, to the extent the Royalty Trust lacks sufficient funds to pay such expenses and to lend additional funds on an unsecured, interest-free basis to the Royalty Trust to the extent necessary. During the three-months ended March 31, 2014, the Royalty Trust had sufficient funds to cover administrative expenses and as such, FCX did not fund the Royalty Trust any portion of the maximum contribution amount of $350,000 nor did it loan funds to the Royalty Trust. Any material adverse change in FCX's financial condition or results of operations could materially and adversely affect the Royalty Trust and the Royalty Trust unitholders.

For more information regarding risks associated with oil and gas production and commodity price fluctuations, see Part I, Item 1A. "Risk Factors" in our annual report on Form 10-K for the year ended December 31, 2013, filed with the SEC.

Item 4. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. The Royalty Trust has no employees, and, therefore, does not have a principal executive officer or principal financial officer. Accordingly, the Trustee is responsible for making the evaluations, assessments and conclusions required pursuant to this Item 4. The Trustee has evaluated the effectiveness of the Royalty Trust's “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Form 10-Q. Based on this evaluation, the Trustee has concluded that the Royalty Trust's disclosure controls and procedures are effective as of the end of the period covered by this Form 10-Q.

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

(b) Changes in internal control over financial reporting. During the quarter ended March 31, 2014, there has been no change in the Royalty Trust's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Royalty Trust's internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of FCX.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

There are currently no pending legal proceedings to which the Royalty Trust is a party.

Item 1A. Risk Factors.

There have been no material changes to the risk factors disclosed in Part I, Item 1A. "Risk Factors" in our annual report on Form 10-K for the year ended December 31, 2013, filed with the SEC.

Item 6.    Exhibits.

The exhibits to this Form 10-Q are listed in the Exhibit Index appearing on page E-1 hereof.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gulf Coast Ultra Deep Royalty Trust
By:	The Bank of New York Mellon
Trust Company, N.A., as Trustee

By:	/s/ Michael J. Ulrich
Michael J. Ulrich
Vice President

Date: May 14, 2014

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

E-1