Form 10-Q
period 2014-06-30
Gulf Coast Ultra Deep Royalty Trust
filed 2014-08-12
CIK 1565146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to
Commission File Number: 001-36386

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
☐ Yes ☒ No

On July 31, 2014, there were outstanding 230,172,696 royalty trust units representing beneficial interests in Gulf Coast Ultra Deep Royalty Trust.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

GULF COAST ULTRA DEEP ROYALTY TRUST
STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	June 30, 2014	December 31, 2013
ASSETS	(unaudited)	(audited)
Operating cash	$172,930	$193,851
Reserve fund cash	1,000,023	1,000,023
Overriding royalty interests in subject interests	371,746,041	400,300,341
Total assets	$372,918,994	$401,494,215

LIABILITIES AND TRUST CORPUS
Reserve fund liability	$1,000,023	$1,000,023
Loan payable to Freeport-McMoRan Inc.	450,000	450,000
Trust corpus (230,172,696 royalty trust units authorized, issued and outstanding as of June 30, 2014 and December 31, 2013)	371,468,971	400,044,192
Total liabilities and trust corpus	$372,918,994	$401,494,215

The accompanying notes are an integral part of these financial statements.

GULF COAST ULTRA DEEP ROYALTY TRUST
STATEMENTS OF DISTRIBUTABLE INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Royalty income	$—	$—	$—	$—
Administrative expenses	(301,836)	(221,938)	(370,921)	(221,938)
Administrative expenses in excess of income	$(301,836)	$(221,938)	$(370,921)	$(221,938)
Distributable income	$—	$—	$—	$—
Distributable income per royalty trust unit	$—	$—	$—	$—
Royalty trust units outstanding at June 30, 2014 and 2013	230,172,696	230,172,696	230,172,696	230,172,696

The accompanying notes are an integral part of these financial statements.

GULF COAST ULTRA DEEP ROYALTY TRUST
STATEMENTS OF CHANGES IN TRUST CORPUS (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Trust corpus, beginning of period	$371,420,807	$10	$400,044,192	$10
Trust contributions	350,000	350,000	350,000	350,000
Impairment of subject interest (Barbosa prospect)	—	—	(28,554,300)	—
Administrative expenses in excess of income	(301,836)	(221,938)	(370,921)	(221,938)
Overriding royalty interests in subject interests	—	400,300,341	—	400,300,341
Trust corpus, end of period	$371,468,971	$400,428,413	$371,468,971	$400,428,413

The accompanying notes are an integral part of these financial statements.

GULF COAST ULTRA DEEP ROYALTY TRUST
NOTES TO FINANCIAL STATEMENTS (Unaudited)

1. BASIS OF ACCOUNTING
The financial statements of Gulf Coast Ultra Deep Royalty Trust (the Royalty Trust) are prepared on the modified cash basis of accounting and are not intended to present the Royalty Trust’s financial position and results of operations in conformity with United States (U.S.) generally accepted accounting principles (GAAP). This other comprehensive basis of accounting corresponds to the accounting permitted for royalty trusts by the U.S. Securities and Exchange Commission (SEC), as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts. There has been no distributable income paid or due to the Royalty Trust unitholders from inception (defined in Note 2 below) through June 30, 2014.

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

The value of the Royalty Trust’s overriding royalty interests in the subject interests (each defined in Note 2 below) will be amortized using the units of production method based on estimated proved reserves, on an individual subject interest basis, once production has been established for the respective subject interests. Such non-cash amortization will be charged directly to the Trust Corpus, and will not affect distributable cash or the determination of distributable cash per royalty trust unit.

The Royalty Trust evaluates the carrying values of the overriding royalty interests in the subject interests for impairment if conditions indicate that potential uncertainty exists regarding the Royalty Trust’s ability to recover its recorded amounts related to the overriding royalty interests. Indications of potential impairment with respect to the overriding royalty interests can include, among other things, subject interest lease expirations, reductions in estimated reserve quantities or resource potential, changes in estimated future oil and gas prices, exploitation costs and/or drilling plans, and other matters that arise that could negatively impact the carrying values of the overriding royalty interests. When the overriding royalty interests are deemed impaired, the related impairment amounts are charged to the Trust Corpus in the period such impairment is determined. McMoRan's rights to the Barbosa lease expired on June 30, 2014. During the six months ended June 30, 2014, an impairment charge of $28.6 million, representing the entire balance associated with the Barbosa prospect, was recorded as drilling activities did not occur on this prospect prior to its June 30, 2014 lease expiration date. An offsetting reduction was recorded to Trust Corpus. See Statements of Changes in Trust Corpus in the accompanying financial statements.

2. FORMATION OF THE ROYALTY TRUST
On June 3, 2013, Freeport-McMoRan Inc. (FCX, formerly Freeport-McMoRan Copper & Gold Inc.) and MMR completed the transactions contemplated by the Agreement and Plan of Merger, dated as of December 5, 2012 (the merger agreement), by and among MMR, FCX, and INAVN Corp., a Delaware corporation and indirect wholly owned subsidiary of FCX (Merger Sub). Pursuant to the merger agreement, Merger Sub merged with and into MMR, with MMR surviving the merger as an indirect wholly owned subsidiary of FCX (the merger).

FCX's portfolio of oil and gas assets is held through its wholly owned subsidiary, FCX Oil & Gas Inc. (FM O&G). As a result of the merger, MMR and McMoRan are both wholly owned subsidiaries of FM O&G.

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

The Royalty Trust was created to hold a 5% gross overriding royalty interest (collectively, the overriding royalty interests) in future production from each of McMoRan's shallow water Inboard Lower Tertiary/Cretaceous exploration prospects located on the Shelf of the Gulf of Mexico and onshore in South Louisiana that existed as of December 5, 2012, the date of the merger agreement (collectively, the subject interests). The subject interests were "carved out" of the mineral interests that were acquired by FCX pursuant to the merger and were not considered part of FCX's purchase consideration of MMR.

In connection with the merger, on June 3, 2013, (1) FCX, as depositor, McMoRan, as grantor, the Trustee and the Delaware Trustee, entered into the amended and restated royalty trust agreement to govern the Royalty Trust and the respective rights and obligations of FCX, the Trustee, the Delaware Trustee, and the Royalty Trust unitholders with respect to the Royalty Trust (the royalty trust agreement); and (2) McMoRan, as grantor, and the Royalty Trust, as grantee, entered into the master conveyance of overriding royalty interest (the master conveyance) pursuant to which McMoRan conveyed to the Royalty Trust the overriding royalty interests in future production from the subject interests. Other than (a) its formation, (b) its receipt of contributions and loans from FCX for administrative and other expenses as provided for in the royalty trust agreement, (c) its payment of such administrative and other expenses, and (d) its receipt of the conveyance of the overriding royalty interests from McMoRan pursuant to the master conveyance, the Royalty Trust has not conducted any activities.

3. OVERRIDING ROYALTY INTERESTS
The royalty trust units represent beneficial interests in the Royalty Trust, which holds a 5% gross overriding royalty interest in future production from each of the subject interests during the life of the Royalty Trust. An "overriding" royalty interest in general represents a non-operating interest in an oil and gas property that provides the owner a specified share of production without any related operating expenses or development costs and is carved out of an oil and gas lessee's working or cost-bearing interest under the lease. In contrast, a "working" or "cost-bearing" interest in general represents an operating interest in an oil and gas property that provides the owner a specified share of production that is subject to all production expenses and development costs. An owner of a working or cost-bearing interest, subject to the terms of an applicable operating agreement, generally has the right to participate in the selection of a prospect, drilling location or drilling contractor, to propose the drilling of a well, to determine the timing and sequence of drilling operations, to commence or shut down production, to take over operations, or to share in any operating decision. An owner of an overriding royalty interest in general has none of the rights described in the preceding sentence, and neither the Royalty Trust nor the Royalty Trust unitholders have any such rights.

The “subject interests” consist of 20 specified shallow water Inboard Lower Tertiary/Cretaceous exploration prospects (which have target depths generally greater than 18,000 feet total vertical depth) located on the Shelf of the Gulf of Mexico and onshore in South Louisiana. The offshore “subject interests” consist of the following exploration prospects: (1) Barataria; (2) Barbosa; (3) Blackbeard East; (4) Blackbeard West; (5) Blackbeard West #3; (6) Bonnet; (7) Calico Jack; (8) Captain Blood; (9) Davy Jones; (10) Davy Jones West; (11) Drake; (12) England; (13) Hook; (14) Hurricane; (15) Lafitte; (16) Morgan; and (17) Queen Anne's Revenge. The onshore “subject interests” consist of the following exploration prospects: (1) Highlander; (2) Lineham Creek; and (3) Tortuga. McMoRan does not own 100% of the working interest of any of the subject interests. The overriding royalty interests in future production from the subject interests burden all of McMoRan's leasehold interests associated with such prospects as of December 5, 2012, and will burden any leasehold interests associated with such prospects which are acquired by McMoRan on or before December 5, 2017 up to the estimated working interests reflected in the table below (subject to McMoRan's right to dispose of a portion of the working interest to a percentage not less than the estimated working interests reflected in the table below). Each of the overriding royalty interests has been, or will be, proportionately reduced based on McMoRan's working interest to equal the product of 5% multiplied by a fraction, the numerator of which is the working interest held by McMoRan and its affiliates in the applicable subject interest (subject to a cap equal to McMoRan's estimated working interest (equal to the working interest McMoRan owns or expects to acquire and as reflected in the table below) in each subject interest, on a prospect by prospect basis) and the denominator of which is 100%. As of December 5, 2012, the date of the merger agreement, the subject interests comprised all of McMoRan's Inboard Lower Tertiary/Cretaceous exploration prospects.

Currently, none of the subject interests have any reserves classified as proved, probable or possible (other than the onshore Lineham Creek subject interest), and none of the subject interests have any associated production. Additional Inboard Lower Tertiary/Cretaceous exploration prospects developed by McMoRan (other than those reflected below) will not be included in the subject interests. Approximately 0.7 Bcfe of estimated proved reserves in sands encountered above 24,000 feet are currently deemed attributable to the Royalty Trust's 1.8% overriding royalty interest (the applicable overriding royalty interest proportionately reduced to reflect McMoRan’s estimated working interest) in the onshore Lineham Creek subject interest.

Information concerning McMoRan's estimated working interests and the Royalty Trust's estimated overriding royalty interests for each of the subject interests as of June 30, 2014 (except as set forth in the notes below), follows.

Subject Interest	McMoRan's Estimated Working Interest Related to the Subject Interests	Operator	Royalty Trust's Estimated Overriding Royalty Interests (5% proportionately reduced to reflect the Estimated Working Interest)
Davy Jones	63.4%	McMoRan	3.17%
Blackbeard East	72%	McMoRan	3.6%
Lafitte (a)	72%	McMoRan	3.6%
Blackbeard West	69.4%	McMoRan	3.47%
England (b)	36%	Chevron	1.8%
Barbosa (c)	—	McMoRan	—
Morgan (d)	—	McMoRan	—
Barataria	72%	McMoRan	3.6%
Blackbeard West #2	69.4%	McMoRan	3.47%
Drake	72%	McMoRan	3.6%
Davy Jones West	36%	McMoRan	1.8%
Hurricane	72%	McMoRan	3.6%
Hook	72%	McMoRan	3.6%
Captain Blood	72%	McMoRan	3.6%
Bonnet	72%	McMoRan	3.6%
Queen Anne's Revenge	72%	McMoRan	3.6%
Calico Jack	36%	McMoRan	1.8%
Highlander	72%	McMoRan	3.6%
Lineham Creek	36%	Chevron	1.8%
Tortuga	72%	McMoRan	3.6%

(a) In June 2013, McMoRan relinquished its previously-held lease rights to the Lafitte prospect, and in June 2014, McMoRan received notice from the Bureau of Ocean Energy Management (BOEM) that its bid for the lease rights to Eugene Island 223 (associated with the offshore Lafitte subject interest) was accepted. McMoRan's rights to this reacquired lease became effective August 1, 2014, and such lease is now subject to the overriding royalty interests held by the Royalty Trust.

(b) In June 2014, McMoRan received notice from the BOEM that its bid for the lease rights to Vermillion 17, 38 and 39 (associated with the offshore England subject interest) was accepted. McMoRan's rights to these leases became effective July 1, 2014, and such leases are now subject to the overriding royalty interests held by the Royalty Trust.

(c) McMoRan's rights to the Barbosa lease expired on June 30, 2014. During the six months ended June 30, 2014, an impairment charge of $28.6 million was recorded for the offshore Barbosa prospect as drilling activities did not occur on this subject interest prior to its lease expiration date (See Note 1).

(d) McMoRan's rights to the offshore Morgan lease expired on May 31, 2013.

The Royalty Trust has no ability to influence the exploration or development of the subject interests. In addition, neither FCX nor McMoRan are under any obligation to fund or to commit any other resources to the exploration or development of any of the subject interests. Further, FCX has the right to elect not to participate in drilling or other operations conducted by other working interest owners with respect to the subject interests.

The Royalty Trust will dissolve on the earlier of (i) June 3, 2033, (ii) the sale of all of the overriding royalty interests, (iii) the election of the Trustee following its resignation for cause (as more fully described in the royalty trust agreement), (iv) a vote of the holders of 80% (which after June 3, 2018, shall be reduced to 66⅔%) or more of the outstanding royalty trust units held by persons other than FCX or any of its affiliates, at a duly called meeting of the Royalty Trust unitholders at which a quorum is present, or (v) the exercise by FCX of the right to call all of the royalty trust units as described in the next paragraph.  The overriding royalty interests terminate upon the termination of the Royalty Trust, other than in certain limited circumstances where the Royalty Trust has been permitted to transfer the overriding royalty interests to a third party pursuant to the terms of the royalty trust agreement (in which case the overriding royalty interests may extend through June 3, 2033).

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

5. RELATED PARTY TRANSACTIONS
Funding of Administrative Expenses. Pursuant to the royalty trust agreement, FCX has agreed to pay annual trust expenses up to a maximum amount of $350,000, with no right of repayment or interest due, to the extent the Royalty Trust lacks sufficient funds to pay administrative expenses. During each of the three month periods ended June 30, 2014 and 2013, FCX contributed $350,000 to the Royalty Trust with respect to this arrangement. In addition to such annual contributions, FCX has agreed to lend money, on an unsecured, interest-free basis, to the Royalty Trust to fund the Royalty Trust's ordinary administrative expenses as set forth in the royalty trust agreement. The amount borrowed from FCX under this arrangement totaled $450,000 as of June 30, 2014 and December 31, 2013.

Pursuant to the royalty trust agreement, FCX agreed to provide and maintain a $1.0 million stand-by reserve account or an equivalent letter of credit for the benefit of the Royalty Trust to enable the Trustee to draw on such reserve account or letter of credit to pay obligations of the Royalty Trust in the event that it has inadequate funds to pay its obligations at any time. Currently, with the consent of the Trustee, FCX may reduce the reserve account or substitute a letter of credit with a different face amount for the original letter of credit or any substitute letter of credit. In connection with this arrangement, FCX has provided $1.0 million in the form of a reserve fund cash account to the Royalty Trust, which amount is reflected as reserve fund cash with a corresponding reserve fund liability in the accompanying Statements of Assets, Liabilities and Trust Corpus. The Royalty Trust has not drawn any funds from the reserve account, and FCX has not requested a reduction of such reserve account.

Compensation of the Trustee. The Trustee is paid the sum of $150,000 per year until the first year in which the Royalty Trust receives any payment pursuant to the conveyances of the overriding royalty interests, at which time such sum will be increased to $200,000 per year, and the Trustee receives reimbursement for its reasonable out-of-pocket expenses incurred in connection with the administration of the Royalty Trust. The Trustee’s compensation is paid out of the Royalty Trust’s assets. The Trustee has a lien on the Royalty Trust’s assets to secure payment of its compensation and any indemnification expenses and other amounts to which it is entitled under the royalty trust agreement.

Royalty Trust Units Held by FCX. At June 30, 2014, the Royalty Trust had 230,172,696 royalty trust units outstanding and FCX, through its indirect wholly owned subsidiary McMoRan, held 62,285,438 royalty trust units (or 27.1% of the outstanding royalty trust units). FCX is currently the largest holder of outstanding royalty trust units.

6. CONTINGENCIES
Litigation. There are currently no pending legal proceedings to which the Royalty Trust is a party.

7. SUBSEQUENT EVENTS
The Royalty Trust evaluated all other events subsequent to June 30, 2014, and through the date the Royalty Trust’s financial statements were issued, and determined that all events or transactions occurring during this period requiring recognition or disclosure were appropriately addressed in these financial statements.

Item 2.     Trustee's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

You should read the following discussions in conjunction with the financial statements of Gulf Coast Ultra Deep Royalty Trust (the Royalty Trust). The results of operations reported and summarized below are not necessarily indicative of future operating results. Unless otherwise specified, all references to Notes refer to Notes to Financial Statements included elsewhere in this Form 10-Q. Also see the Royalty Trust's Annual Report on Form 10-K for the year ended December 31, 2013 filed with the United States (U.S.) Securities and Exchange Commission (SEC) for a glossary of definitions for some of the oil and gas industry terms used in this Form 10-Q. You should read the "Cautionary Statement" on page 16 of this Form 10-Q. The information below has been furnished to the Trustee by Freeport-McMoRan Inc. (FCX, formerly Freeport-McMoRan Copper & Gold Inc.) and McMoRan Oil & Gas LLC (McMoRan).

On June 3, 2013, FCX and McMoRan Exploration Co. (MMR) completed the transactions contemplated by the Agreement and Plan of Merger, dated as of December 5, 2012 (the merger agreement), by and among MMR, FCX, and INAVN Corp., a Delaware corporation and indirect wholly owned subsidiary of FCX (Merger Sub). Pursuant to the merger agreement, Merger Sub merged with and into MMR, with MMR surviving the merger as an indirect wholly owned subsidiary of FCX (the merger).

FCX's portfolio of oil and gas assets is held through its wholly owned subsidiary, FCX Oil & Gas Inc. (FM O&G). As a result of the merger, MMR and McMoRan are both wholly owned subsidiaries of FM O&G.

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

The Royalty Trust was created to hold a 5% gross overriding royalty interest (collectively, the overriding royalty interests) in future production from each of McMoRan's shallow water Inboard Lower Tertiary/Cretaceous exploration prospects located on the Shelf of the Gulf of Mexico and onshore in South Louisiana that existed as of December 5, 2012, the date of the merger agreement (collectively, the subject interests). The subject interests were "carved out" of the mineral interests that were acquired by FCX pursuant to the merger and were not considered part of FCX's purchase consideration of MMR. McMoRan owns less than 100% of the working interest in each of the subject interests.

In connection with the merger, on June 3, 2013, (1) FCX, as depositor, McMoRan, as grantor, the Trustee and the Delaware Trustee, entered into the amended and restated royalty trust agreement to govern the Royalty Trust and the respective rights and obligations of FCX, the Trustee, the Delaware Trustee, and the Royalty Trust unitholders with respect to the Royalty Trust (the royalty trust agreement); and (2) McMoRan, as grantor, and the Royalty Trust, as grantee, entered into the master conveyance of overriding royalty interest (the master conveyance) pursuant to which McMoRan conveyed to the Royalty Trust the overriding royalty interests in future production from the subject interests. Other than (a) its formation, (b) its receipt of contributions and loans from FCX for administrative and other expenses as provided for in the royalty trust agreement, (c) its payment of such administrative and other expenses, and (d) its receipt of the conveyance of the overriding royalty interests from McMoRan pursuant to the master conveyance, the Royalty Trust has not conducted any activities. The Trustee has no involvement with, control over, or responsibility for, any aspect of any operations on or relating to the subject interests.

Since 2008, McMoRan's Inboard Lower Tertiary/Cretaceous drilling activities (below the salt weld, i.e., the listric fault) have confirmed McMoRan's belief relating to its geologic model and the highly prospective nature of this emerging geologic trend. Data from eight wells drilled to date indicate the presence of geologic formations that are analogous to productive formations in the Deepwater Gulf of Mexico and onshore in the Gulf Coast region.  Each of these eight wells was included in the subject interests, along with additional exploration prospects that will also be burdened by the overriding royalty interests.  However, no commercial production has been established to date.  As such, the subject interests are considered “exploration concepts” and further drilling and flow testing will be required to determine the commercial potential of the subject interests.

Currently, none of the subject interests have any reserves classified as proved, probable or possible (other than the onshore Lineham Creek subject interest), and none of the subject interests have any associated production. The Royalty Trust has no ability to direct or influence the exploration or development of the subject interests. In addition, neither FCX nor McMoRan are under any obligation to fund or to commit any resources to the exploration or development of the subject interests. If the exploration and development of the subject interests is not funded, or if for any other reason production from the subject interests in commercial quantities is not established or maintained, Royalty Trust unitholders would receive no distributions from the Royalty Trust.

On May 22, 2014, the Royalty Trust was notified by the NASDAQ Stock Market LLC that the Royalty Trust was approved for listing on The NASDAQ Capital Market. The royalty trust units began trading on The NASDAQ Capital Market under the symbol “GULTU” on June 2, 2014, and since then the royalty trust units have not been and will no longer be quoted on the OTCQX.
LIQUIDITY AND CAPITAL RESOURCES

Because none of the subject interests currently have any associated production, the Royalty Trust currently has no source of income. Pursuant to the royalty trust agreement, FCX has agreed to pay annual trust expenses up to a maximum amount of $350,000, with no right of repayment or interest due, to the extent the Royalty Trust lacks sufficient funds to pay administrative expenses. During each of the three month periods ended June 30, 2014 and 2013, FCX contributed $350,000 to the Royalty Trust with respect to this arrangement. In addition to such annual contributions, FCX has agreed to lend money, on an unsecured, interest-free basis, to the Royalty Trust to fund the Royalty Trust's ordinary administrative expenses as set forth in the royalty trust agreement. The amount borrowed from FCX under this arrangement totaled $450,000 as of June 30, 2014 and December 31, 2013. If the Trustee borrows funds to cover expenses or liabilities whether from FCX or from any other source, the Royalty Trust unitholders will not receive distributions until the borrowed funds are repaid.

Pursuant to the royalty trust agreement, FCX agreed to provide and maintain a $1.0 million stand-by reserve account or an equivalent letter of credit for the benefit of the Royalty Trust to enable the Trustee to draw on such reserve account or letter of credit to pay obligations of the Royalty Trust in the event that it has inadequate funds to pay its obligations at any time. Currently, with the consent of the Trustee, FCX may reduce the reserve account or substitute a letter of credit with a different face amount for the original letter of credit or any substitute letter of credit. In connection with this arrangement, FCX has provided $1.0 million in the form of a reserve fund cash account to the Royalty Trust. The Royalty Trust has not drawn any funds from the reserve account, and FCX has not requested a reduction of such reserve account.

During the first half of 2014, the Royalty Trust paid administrative and other expenses totaling $370,921 ($301,836 of which was paid during the second quarter of 2014). Available operating cash totaled $172,930 as of June 30, 2014. During the first half of 2013, the Royalty Trust paid administrative and other expenses of $221,938 (all of which was paid during the second quarter of 2013). The increase in administrative and other expenses in the first half of 2014 compared to the first half of 2013 resulted from increased audit and legal fees relating to the preparation of the Royalty Trust's initial Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC. Fluctuations in available operating cash can be expected to occur depending upon the timing of administrative expenses paid and/or cash inflows from contributions or borrowings from FCX.

The Royalty Trust has no source of liquidity or capital resources other than mandatory annual contributions, any loans and the required standby reserve account or letter of credit from FCX. Any material adverse change in FCX's financial condition or results of operations could materially and adversely affect the Royalty Trust and the Royalty Trust unitholders.

OFF-BALANCE SHEET ARRANGEMENTS

The Royalty Trust has no off-balance sheet arrangements. The Royalty Trust has not guaranteed the debt of any other party, nor does the Royalty Trust have any other arrangements or relationships with other entities that could potentially result in unconsolidated debt, losses or contingent obligations.

THE SUBJECT INTERESTS

The “subject interests” consist of 20 specified shallow water Inboard Lower Tertiary/Cretaceous exploration prospects (which have target depths generally greater than 18,000 feet total vertical depth) located on the Shelf of the Gulf of Mexico and onshore in South Louisiana. The offshore “subject interests” consist of the following exploration prospects: (1) Barataria; (2) Barbosa; (3) Blackbeard East; (4) Blackbeard West; (5) Blackbeard West #3; (6) Bonnet; (7) Calico Jack; (8) Captain Blood; (9) Davy Jones; (10) Davy Jones West; (11) Drake; (12) England; (13) Hook; (14) Hurricane; (15) Lafitte; (16) Morgan; and (17) Queen Anne's Revenge. The onshore “subject interests” consist of the following exploration prospects: (1) Highlander; (2) Lineham Creek; and (3) Tortuga. McMoRan does not own 100% of the working interest of any of the subject interests. The overriding royalty interests in future production from the subject interests burden all of McMoRan's leasehold interests associated with such prospects as of December 5, 2012, and will burden any leasehold interests associated with such prospects which are acquired by McMoRan on or before December 5, 2017 up to the estimated working interests reflected in the table below (subject to McMoRan's right to dispose of a portion of the working interest to a percentage not less than the estimated working interests reflected in the table below). Each of the overriding royalty interests has been, or will be, proportionately reduced based on McMoRan's working interest to equal the product of 5% multiplied by a fraction, the numerator of which is the working interest held by McMoRan and its affiliates in the applicable subject interest (subject to a cap equal to McMoRan's estimated working interest (equal to the working interest McMoRan owns or expects to acquire and as reflected in the table below) in each subject interest, on a prospect by prospect basis) and the denominator of which is 100%. As of December 5, 2012, the date of the merger agreement, the subject interests comprised all of McMoRan's Inboard Lower Tertiary/Cretaceous exploration prospects.

Currently, none of the subject interests have any reserves classified as proved, probable or possible (other than the onshore Lineham Creek subject interest), and none of the subject interests have any associated production. Additional Inboard Lower Tertiary/Cretaceous exploration prospects developed by McMoRan (other than those reflected below) will not be included in the subject interests. Approximately 0.7 Bcfe of estimated proved reserves in sands encountered above 24,000 feet are currently deemed attributable to the Royalty Trust's 1.8% overriding royalty interest (the applicable overriding royalty interest proportionately reduced to reflect McMoRan's estimated working interest) in the onshore Lineham Creek subject interest.

Information concerning McMoRan's estimated working interests and the Royalty Trust's estimated overriding royalty interests for each of the subject interests as of June 30, 2014 (except as set forth in the notes below), follows.

Subject Interest	McMoRan's Estimated Working Interest Related to the Subject Interests	Operator	Royalty Trust's Estimated Overriding Royalty Interests (5% proportionately reduced to reflect the Estimated Working Interest)
Davy Jones	63.4%	McMoRan	3.17%
Blackbeard East	72%	McMoRan	3.6%
Lafitte (a)	72%	McMoRan	3.6%
Blackbeard West	69.4%	McMoRan	3.47%
England (b)	36%	Chevron	1.8%
Barbosa (c)	—	McMoRan	—
Morgan (d)	—	McMoRan	—
Barataria	72%	McMoRan	3.6%
Blackbeard West #2	69.4%	McMoRan	3.47%
Drake	72%	McMoRan	3.6%
Davy Jones West	36%	McMoRan	1.8%
Hurricane	72%	McMoRan	3.6%
Hook	72%	McMoRan	3.6%
Captain Blood	72%	McMoRan	3.6%
Bonnet	72%	McMoRan	3.6%
Queen Anne's Revenge	72%	McMoRan	3.6%
Calico Jack	36%	McMoRan	1.8%
Highlander	72%	McMoRan	3.6%
Lineham Creek	36%	Chevron	1.8%
Tortuga	72%	McMoRan	3.6%

(a) In June 2013, McMoRan relinquished its previously-held lease rights to the Lafitte prospect, and in June 2014, McMoRan received notice from the Bureau of Ocean Energy Management (BOEM) that its bid for the lease rights to Eugene Island 223 (associated with the offshore Lafitte subject interest) was accepted. McMoRan's rights to this reacquired lease became effective August 1, 2014, and such lease is now subject to the overriding royalty interests held by the Royalty Trust.

(b) In June 2014, McMoRan received notice from the BOEM that its bid for the lease rights to Vermillion 17, 38 and 39 (associated with the offshore England subject interest) was accepted. McMoRan's rights to these leases became effective July 1, 2014, and such leases are now subject to the overriding royalty interests held by the Royalty Trust.

(c) McMoRan's rights to the Barbosa lease expired on June 30, 2014. During the six months ended June 30, 2014, an impairment charge of $28.6 million was recorded for the offshore Barbosa prospect as drilling activities did not occur on this subject interest prior to its lease expiration date (See Note 1).

(d) McMoRan's rights to the offshore Morgan lease expired on May 31, 2013.

The Royalty Trust has no ability to influence the exploration or development of the subject interests. In addition, neither FCX nor McMoRan are under any obligation to fund or to commit any other resources to the exploration or development of any of the subject interests. Further, FCX has the right to elect not to participate in drilling or other operations conducted by other working interest owners with respect to the subject interests.

Exploration and Development Activities. McMoRan has stated that it has an industry-leading position in the emerging Inboard Lower Tertiary/Cretaceous natural gas trend, located on the Shelf of the Gulf of Mexico and onshore in South Louisiana. McMoRan has a large onshore and offshore lease acreage position with what management believes to be high-quality prospects and the potential to develop a significant long-term, low-cost source of natural gas. Data from eight wells drilled to date indicate the presence of geologic formations that are analogous to productive formations in the Deepwater Gulf of Mexico and onshore in the Gulf Coast region. McMoRan’s near-term focus is on defining the trend onshore. McMoRan is currently completing the Highlander and Blackbeard West No. 2 Inboard Lower Tertiary/Cretaceous exploration prospects and plans to perform production tests on these two wells in 2014.

The Highlander onshore exploratory well located in St. Martin Parish, Louisiana, encountered gas pay in several Wilcox and Cretaceous/Tuscaloosa sands between 24,000 feet and 29,000 feet. The wireline log and core data obtained from the Wilcox and Cretaceous sand packages indicated favorable reservoir characteristics with approximately 150 feet of net pay. The Highlander discovery well is currently in completion operations to test Cretaceous/Tuscaloosa objectives found below the salt weld. Flow testing is anticipated in the second half of 2014. McMoRan has identified multiple exploratory prospects in the Highlander area where it controls rights to approximately 57,000 gross acres.
Completion operations of the middle Miocene sands above 23,800 feet in the Blackbeard West No. 2 well located on Ship Shoal Block 188 are in progress.
During the second quarter of 2014, a flow test was performed on the deepest sand section (Cretaceous/Tuscaloosa) in Davy Jones No. 2. The test of this section, one of two potentially productive intervals in the well, did not result in hydrocarbon production in commercial quantities, and the well was temporarily abandoned. Testing of the remaining sand sections (Wilcox) was deferred until later in 2014 in order to use the completion equipment to accelerate the completion and testing of the Highlander well. McMoRan has stated that the Davy Jones No. 2 flow test provided valuable data, including confirmation of permeability of the sands, which McMoRan believes is encouraging in relation to the Tuscaloosa discovery at Highlander and other Inboard Lower Tertiary/Cretaceous prospects.

Inboard Lower Tertiary/Cretaceous Oil and Gas Prospects Acreage. At June 30, 2014, McMoRan owned or controlled (through options to lease) interests in approximately 2,220 oil and gas leases on the Shelf of the Gulf of Mexico and onshore in South Louisiana, covering approximately 334,000 gross acres (202,000 acres net to McMoRan's interests), associated with the subject interests. Approximately 22%, 27% and 1% of those net acres associated with the subject interests are scheduled to expire during the remainder of 2014, 2015 and 2016, respectively. The owned and optioned acreage can be retained by McMoRan through commencement or recommencement of operations or through the exercise of options, as applicable. Expectations with respect to whether currently scheduled expiring acreage will be developed by McMoRan are subject to McMoRan's current and future drilling plans over which the Royalty Trust has no control.

The following table reflects the oil and gas acreage associated with the subject interests in which McMoRan owned rights to the related leases as of June 30, 2014.(a)

	Developed		Undeveloped
	Gross	Net	Gross	Net
	Acres	Acres	Acres	Acres
Offshore (federal waters)	—	—	223,739	140,684
Onshore South Louisiana	—	—	78,515	37,094
Total as of June 30, 2014	—	—	302,254	177,778

 (((a) In addition, McMoRan controls interests in leases covering approximately 31,700 gross acres (24,300 net acres) associated with the subject interests.

The following table reflects changes in oil and gas acreage (all of which is undeveloped) held or controlled by McMoRan and associated with the subject interests from December 31, 2013 to June 30, 2014.

	Gross Acres						Net Acres
					Controlled						Controlled
	Offshore		Onshore		by Options		Offshore		Onshore		by Options
Total as of December 31, 2013	228,739		57,079		49,705		144,284		28,206		35,772
Acquisitions	—		17,338	(a)	—		—		6,847	(a)	—
Options exercised/expired	—		8,640	(b)	(18,038)	(b)	—		5,405	(b)	(11,446)	(b)
Lease expirations	(5,000)	(c)	(4,542)	(c)	—		(3,600)	(c)	(3,364)	(c)	—
Total as of June 30, 2014	223,739		78,515		31,667		140,684		37,094		24,326
((a) Acquisition of additional acreage primarily associated with the onshore Highlander and Tortuga subject interests.
(b) McMoRan exercised options to acquire 8,640 gross (5,405 net) acres during the six months ended June 30, 2014 and allowed 9,398 gross (6,041 net) optioned acres to expire.
(c) Lease expirations related to the offshore Barbosa subject interest and other miscellaneous subject interest acreage.

RESULTS OF OPERATIONS

Currently, none of the subject interests have any reserves classified as proved, probable or possible (other than the onshore Lineham Creek subject interest), and none of the subject interests have any associated production. As a result, the Royalty Trust has received no proceeds from oil and gas production from the subject interests since its inception. During the first half of 2014, the Royalty Trust paid administrative and other expenses of $370,921 ($301,836 of which was paid during the second quarter of 2014), which consisted primarily of audit, legal and trustee expenses incurred in connection with the administration of the Royalty Trust. During the first half of 2013, the Royalty Trust paid administrative and other expenses of $221,938 (all of which was paid during the second quarter of 2013), which consisted primarily of legal expenses incurred in connection with the administration of the Royalty Trust. The increase in administrative and other expenses in the first half of 2014 compared to the first half of 2013 resulted from increased audit and legal fees relating to the preparation of the Royalty Trust's initial Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC.

NEW ACCOUNTING STANDARDS

The Royalty Trust does not expect recently issued accounting standards to have a significant impact on its future financial statements and disclosures.

CAUTIONARY STATEMENT

Trustee's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are all statements other than statements of historical facts, such as any statements regarding the future financial condition of the Royalty Trust, all statements regarding McMoRan’s plans for the subject interests, the potential results of any drilling on the subject interests by the applicable operator, anticipated interests of McMoRan and the Royalty Trust in any of the subject interests, McMoRan’s geologic model and the nature of the geologic trend in the Gulf of Mexico and onshore in the Gulf Coast region discussed in this Form 10-Q, and all statements regarding any belief or understanding of the nature or potential of the subject interests. The words “anticipates,” “may,” “can,” “plans,” “believes,” “estimates,” “expects,” “projects,” “intends,” “likely,” “will,” “should,” “to be,” "potential," and any similar expressions and/or statements that are not historical facts are intended to identify those assertions as forward-looking statements.

Forward-looking statements are not guarantees or assurances of future performance and actual results may differ materially from those anticipated, projected or assumed in the forward-looking statements. Important factors that may cause actual results to differ materially from those anticipated by the forward-looking statements include, but are not limited to, the risk that the subject interests will not produce hydrocarbons, general economic and business conditions, variations in the market demand for, and prices of, oil and natural gas, drilling results, changes in oil and natural gas reserve expectations, the potential adoption of new governmental regulations, decisions by McMoRan not to develop the subject interests, any inability of McMoRan to develop the subject interests, damages to facilities resulting from natural disasters or accidents and other factors described in Part I, Item 1A. "Risk Factors" in the Royalty Trust's annual report on Form 10-K for the year ended December 31, 2013, as filed with the SEC.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Commodity Price Risk. The Royalty Trust's most significant market risk relates to the prices received for oil and natural gas production, if and when such production commences with respect to the subject interests. The revenues, if any, will be derived from the subject interests and will depend substantially on prevailing natural gas prices, and to a lesser extent oil prices. As a result, commodity prices also will affect the amount of cash flow, if any, available for distribution to the Royalty Trust unitholders. Lower oil and natural gas prices may also reduce the amount of oil and natural gas, if any, that McMoRan or the third-party operators will be able to economically produce.

Credit Risk. The Royalty Trust's most significant credit risk relates to adverse changes in FCX's financial condition or results of operations. Because none of the subject interests currently have any associated production, the Royalty Trust has no source of income. Therefore, it must rely on FCX for funding of its administrative expenses. FCX has agreed to pay annual trust expenses up to $350,000, with no right of repayment due, to the extent the Royalty Trust lacks sufficient funds to pay such expenses and to lend additional funds on an unsecured, interest-free basis to the Royalty Trust to the extent necessary. During each of the three month periods ended June 30, 2014 and 2013, FCX deposited $350,000 into the Royalty Trust's operating cash account. Any material adverse change in FCX's financial condition or results of operations could materially and adversely affect the Royalty Trust and the Royalty Trust unitholders.

For more information regarding risks associated with oil and gas production and commodity price fluctuations, see Part I, Item 1A. "Risk Factors" in the Royalty Trust's annual report on Form 10-K for the year ended December 31, 2013, as filed with the SEC.

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

Due to the nature of the Royalty Trust as a passive entity and in light of the contractual arrangements pursuant to which the Royalty Trust was created, including the provisions of (i) the amended and restated royalty trust agreement and (ii) the master conveyance, the Royalty Trust's disclosure controls and procedures necessarily rely on (A) information provided by FCX, including information relating to results of operations, the costs and revenues attributable to the subject interests and other operating and historical data, plans for future operating and capital expenditures, reserve information, information relating to projected production, and other information relating to the status and results of operations of the subject interests and the overriding royalty interests, and (B) conclusions and reports regarding reserves by the Royalty Trust's independent reserve engineers.

(b) Changes in internal control over financial reporting. During the quarter ended June 30, 2014, there has been no change in the Royalty Trust's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Royalty Trust's internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of FCX.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

There are currently no pending legal proceedings to which the Royalty Trust is a party.

Item 1A. Risk Factors.

There have been no material changes to the risk factors disclosed in Part I, Item 1A. "Risk Factors" in the Royalty Trust's annual report on Form 10-K for the year ended December 31, 2013, as filed with the SEC.

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
Michael J. Ulrich
Vice President

Date: August 12, 2014

The Registrant, Gulf Coast Ultra Deep Royalty Trust, has no principal executive officer, principal financial officer, controller or chief accounting officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided. In signing the report above, the Trustee does not imply that it has performed any such function or that any such function exists pursuant to the terms of the amended and restated royalty trust agreement, dated June 3, 2013, under which it serves.

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