Form 10-Q
period 2014-09-30
Gulf Coast Ultra Deep Royalty Trust
filed 2014-11-13
CIK 1565146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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

(512) 236-6599
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
☐ Yes ☒ No

On October 31, 2014, there were outstanding 230,172,696 royalty trust units representing beneficial interests in Gulf Coast Ultra Deep Royalty Trust.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

GULF COAST ULTRA DEEP ROYALTY TRUST
STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	September 30, 2014	December 31, 2013
ASSETS	(unaudited)	(audited)
Operating cash	$73,618	$193,851
Reserve fund cash	1,000,023	1,000,023
Overriding royalty interests in subject interests	371,746,041	400,300,341
Total assets	$372,819,682	$401,494,215

LIABILITIES AND TRUST CORPUS
Reserve fund liability	$1,000,023	$1,000,023
Loan payable to Freeport-McMoRan Inc.	450,000	450,000
Trust corpus (230,172,696 royalty trust units authorized, issued and outstanding as of September 30, 2014 and December 31, 2013)	371,369,659	400,044,192
Total liabilities and trust corpus	$372,819,682	$401,494,215

The accompanying notes are an integral part of these financial statements.

GULF COAST ULTRA DEEP ROYALTY TRUST
STATEMENTS OF DISTRIBUTABLE INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Royalty income	$—	$—	$—	$—
Administrative expenses	(99,312)	(242,359)	(470,233)	(464,297)
Administrative expenses in excess of income	$(99,312)	$(242,359)	$(470,233)	$(464,297)
Distributable income	$—	$—	$—	$—
Distributable income per royalty trust unit	$—	$—	$—	$—
Royalty trust units outstanding at September 30, 2014 and 2013	230,172,696	230,172,696	230,172,696	230,172,696

The accompanying notes are an integral part of these financial statements.

GULF COAST ULTRA DEEP ROYALTY TRUST
STATEMENTS OF CHANGES IN TRUST CORPUS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Trust corpus, beginning of period	$371,468,971	$400,428,413	$400,044,192	$10
Trust contributions	—	—	350,000	350,000
Impairment of subject interest (Barbosa prospect)	—	—	(28,554,300)	—
Administrative expenses in excess of income	(99,312)	(242,359)	(470,233)	(464,297)
Overriding royalty interests in subject interests	—	—	—	400,300,341
Trust corpus, end of period	$371,369,659	$400,186,054	$371,369,659	$400,186,054

The accompanying notes are an integral part of these financial statements.

GULF COAST ULTRA DEEP ROYALTY TRUST
NOTES TO FINANCIAL STATEMENTS (Unaudited)

1. BASIS OF ACCOUNTING
The financial statements of Gulf Coast Ultra Deep Royalty Trust (the Royalty Trust) are prepared on the modified cash basis of accounting and are not intended to present the Royalty Trust’s financial position and results of operations in conformity with United States (U.S.) generally accepted accounting principles (GAAP). This other comprehensive basis of accounting corresponds to the accounting permitted for royalty trusts by the U.S. Securities and Exchange Commission (SEC), as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts. There has been no distributable income paid or due to the Royalty Trust unitholders from inception (defined in Note 2 below) through September 30, 2014.

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

The Royalty Trust evaluates the carrying values of the overriding royalty interests in the subject interests for impairment if conditions indicate that potential uncertainty exists regarding the Royalty Trust’s ability to recover its recorded amounts related to the overriding royalty interests. Indications of potential impairment with respect to the overriding royalty interests can include, among other things, subject interest lease expirations, reductions in estimated reserve quantities or resource potential, changes in estimated future oil and gas prices, exploitation costs and/or drilling plans, and other matters that arise that could negatively impact the carrying values of the overriding royalty interests. When the overriding royalty interests are deemed impaired, the related impairment amounts are charged to the Trust Corpus in the period such impairment is determined. McMoRan Oil & Gas LLC's (McMoRan, MMR's wholly owned operating subsidiary) rights to the Barbosa lease expired on June 30, 2014. During the second quarter of 2014, an impairment charge of $28.6 million, representing the entire balance associated with the Barbosa subject interest, was recorded as drilling activities did not occur on this subject interest prior to its June 30, 2014 lease expiration date. An offsetting reduction was recorded to Trust Corpus. See Statements of Changes in Trust Corpus in the accompanying financial statements.

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

In connection with the merger, on June 3, 2013, (1) FCX, as depositor, McMoRan, as grantor, the Trustee and the Delaware Trustee entered into the amended and restated royalty trust agreement to govern the Royalty Trust and the respective rights and obligations of FCX, the Trustee, the Delaware Trustee and the Royalty Trust unitholders with respect to the Royalty Trust (the royalty trust agreement); and (2) McMoRan, as grantor, and the Royalty Trust, as grantee, entered into the master conveyance of overriding royalty interest (the master conveyance) pursuant to which McMoRan conveyed to the Royalty Trust the overriding royalty interests in future production from the subject interests. Other than (a) its formation, (b) its receipt of contributions and loans from FCX for administrative and other expenses as provided for in the royalty trust agreement, (c) its payment of such administrative and other expenses, and (d) its receipt of the conveyance of the overriding royalty interests from McMoRan pursuant to the master conveyance, the Royalty Trust has not conducted any activities.

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

As of December 5, 2012, the date of the merger agreement, the subject interests comprised all of McMoRan's Inboard Lower Tertiary/Cretaceous exploration prospects. Additional Inboard Lower Tertiary/Cretaceous exploration prospects developed by McMoRan (other than those reflected below) will not be included in the subject interests.  As of September 30, 2014, McMoRan had acquired working interests in additional Inboard Lower Tertiary/Cretaceous exploration prospects that are not part of the subject interests.

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

Information concerning McMoRan's estimated working interest and the Royalty Trust's estimated overriding royalty interest for each of the subject interests as of September 30, 2014 (except as set forth in the notes below), follows.

Subject Interest	McMoRan's Estimated Working Interest Related to the Subject Interests	Operator	Royalty Trust's Estimated Overriding Royalty Interest (5% proportionately reduced to reflect the Estimated Working Interest)
Davy Jones	63.4%	McMoRan	3.17%
Blackbeard East	72%	McMoRan	3.6%
Lafitte (a)	72%	McMoRan	3.6%
Blackbeard West	69.4%	McMoRan	3.47%
England (b)	36%	Chevron	1.8%
Barbosa (c)	—	McMoRan	—
Morgan (d)	—	McMoRan	—
Barataria	72%	McMoRan	3.6%
Blackbeard West #3	69.4%	McMoRan	3.47%
Drake	72%	McMoRan	3.6%
Davy Jones West	36%	McMoRan	1.8%
Hurricane	72%	McMoRan	3.6%
Hook	72%	McMoRan	3.6%
Captain Blood	72%	McMoRan	3.6%
Bonnet	72%	McMoRan	3.6%
Queen Anne's Revenge	72%	McMoRan	3.6%
Calico Jack	36%	McMoRan	1.8%
Highlander	72%	McMoRan	3.6%
Lineham Creek	36%	Chevron	1.8%
Tortuga	72%	McMoRan	3.6%

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

(c) McMoRan's rights to the Barbosa lease expired on June 30, 2014. During the second quarter of 2014, an impairment charge of $28.6 million, representing the entire balance associated with the Barbosa subject interest, was recorded as drilling activities did not occur on this subject interest prior to its June 30, 2014 lease expiration date (See Note 1).

(d) McMoRan's rights to the offshore Morgan lease expired on May 31, 2013.

The Royalty Trust has no ability to influence the exploration or development of the subject interests. In addition, neither FCX nor McMoRan are under any obligation to fund or to commit any other resources to the exploration or development of any of the subject interests. Further, FCX and McMoRan each has the right to elect not to participate in drilling or other operations conducted by other working interest owners with respect to the subject interests.

The Royalty Trust will dissolve on the earlier of (i) June 3, 2033, (ii) the sale of all of the overriding royalty interests, (iii) the election by the Trustee following its resignation for cause (as more fully described in the royalty trust agreement), (iv) a vote of the holders of 80% (which after June 3, 2018, shall be reduced to 66⅔%) or more of the outstanding royalty trust units held by persons other than FCX or any of its affiliates, at a duly called meeting of the Royalty Trust unitholders at which a quorum is present, or (v) the exercise by FCX of the right to call all of the royalty trust units as described in the next paragraph.  The overriding royalty interests terminate upon the termination of the Royalty Trust, other than in certain limited circumstances where the Royalty Trust has been permitted to transfer the overriding royalty interests to a third party pursuant to the terms of the royalty trust agreement (in which case the overriding royalty interests may extend through June 3, 2033).

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

5. RELATED PARTY TRANSACTIONS
Funding of Administrative Expenses. Pursuant to the royalty trust agreement, FCX has agreed to pay the annual expenses of the Royalty Trust up to a maximum amount of $350,000, with no right of repayment or interest due, to the extent the Royalty Trust lacks sufficient funds to pay administrative expenses. During each of the nine-month periods ended September 30, 2014 and 2013, FCX contributed $350,000 to the Royalty Trust with respect to this arrangement. In addition to such annual contributions, FCX has agreed to lend money, on an unsecured, interest-free basis, to the Royalty Trust to fund the Royalty Trust's ordinary administrative expenses as set forth in the royalty trust agreement. In 2013, FCX loaned $450,000 to the Royalty Trust under this arrangement, none of which has been repaid as of September 30, 2014.

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

Royalty Trust Units Held by FCX. At September 30, 2014, the Royalty Trust had 230,172,696 royalty trust units outstanding and FCX, through its indirect wholly owned subsidiary McMoRan, held 62,285,438 royalty trust units (or 27.1% of the outstanding royalty trust units). FCX is currently the largest holder of outstanding royalty trust units.

6. CONTINGENCIES
Litigation. There are currently no pending legal proceedings to which the Royalty Trust is a party.

7. SUBSEQUENT EVENTS
The Royalty Trust evaluated all other events subsequent to September 30, 2014, and through the date the Royalty Trust’s financial statements were issued, and determined that all events or transactions occurring during this period requiring recognition or disclosure were appropriately addressed in these financial statements.

Item 2.     Trustee's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

You should read the following discussions in conjunction with the financial statements of Gulf Coast Ultra Deep Royalty Trust (the Royalty Trust). The results of operations reported and summarized below are not necessarily indicative of future operating results. Unless otherwise specified, all references to Notes refer to Notes to Financial Statements included elsewhere in this Form 10-Q. Also see the Royalty Trust's Annual Report on Form 10-K for the year ended December 31, 2013 filed with the United States (U.S.) Securities and Exchange Commission (SEC) for a glossary of definitions for some of the oil and gas industry terms used in this Form 10-Q. You should read the "Cautionary Statement" beginning on page 16 of this Form 10-Q. The information below has been furnished to the Trustee by Freeport-McMoRan Inc. (FCX, formerly Freeport-McMoRan Copper & Gold Inc.) and FCX's indirect wholly owned subsidiary, McMoRan Oil & Gas LLC (McMoRan).

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

FCX's portfolio of oil and gas assets is held through its wholly owned subsidiary, FCX Oil & Gas Inc. (FM O&G). As a result of the merger, MMR and McMoRan (MMR's wholly owned operating subsidiary) are both wholly owned subsidiaries of FM O&G.

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

In connection with the merger, on June 3, 2013, (1) FCX, as depositor, McMoRan, as grantor, the Trustee and the Delaware Trustee entered into the amended and restated royalty trust agreement to govern the Royalty Trust and the respective rights and obligations of FCX, the Trustee, the Delaware Trustee and the Royalty Trust unitholders with respect to the Royalty Trust (the royalty trust agreement); and (2) McMoRan, as grantor, and the Royalty Trust, as grantee, entered into the master conveyance of overriding royalty interest (the master conveyance) pursuant to which McMoRan conveyed to the Royalty Trust the overriding royalty interests in future production from the subject interests. Other than (a) its formation, (b) its receipt of contributions and loans from FCX for administrative and other expenses as provided for in the royalty trust agreement, (c) its payment of such administrative and other expenses, and (d) its receipt of the conveyance of the overriding royalty interests from McMoRan pursuant to the master conveyance, the Royalty Trust has not conducted any activities. The Trustee has no involvement with, control over, or responsibility for, any aspect of any operations on or relating to the subject interests.

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
LIQUIDITY AND CAPITAL RESOURCES

Because none of the subject interests currently have any associated production, the Royalty Trust currently has no source of income. Pursuant to the royalty trust agreement, FCX has agreed to pay annual trust expenses up to a maximum amount of $350,000, with no right of repayment or interest due, to the extent the Royalty Trust lacks sufficient funds to pay administrative expenses. During each of the nine-month periods ended September 30, 2014 and 2013, FCX contributed $350,000 to the Royalty Trust with respect to this arrangement. In addition to such annual contributions, FCX has agreed to lend money, on an unsecured, interest-free basis, to the Royalty Trust to fund the Royalty Trust's ordinary administrative expenses as set forth in the royalty trust agreement. In 2013, FCX loaned $450,000 to the Royalty Trust under this arrangement, none of which has been repaid as of September 30, 2014. If the Trustee borrows funds to cover expenses or liabilities whether from FCX or from any other source, the Royalty Trust unitholders will not receive distributions until the borrowed funds are repaid.

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

During the first nine months of 2014, the Royalty Trust paid administrative and other expenses totaling $470,233 ($99,312 of which was paid during the third quarter of 2014). Available operating cash totaled $73,618 as of September 30, 2014. During the first nine months of 2013, the Royalty Trust paid administrative and other expenses of $464,297 ($242,359 of which was paid during the third quarter of 2013). The decrease in administrative and other expenses in the third quarter of 2014 compared to the third quarter of 2013 resulted from timing of payment of audit and legal fees during the quarters. Fluctuations in available operating cash can be expected to occur depending upon the timing of administrative expenses paid and/or cash inflows from contributions or borrowings from FCX.

The Royalty Trust has no source of liquidity or capital resources other than mandatory annual contributions, any loans and the required standby reserve account or letter of credit from FCX. Any material adverse change in FCX's financial condition or results of operations could materially and adversely affect the Royalty Trust and the underlying royalty trust units.

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

As of December 5, 2012, the date of the merger agreement, the subject interests comprised all of McMoRan's Inboard Lower Tertiary/Cretaceous exploration prospects. Additional Inboard Lower Tertiary/Cretaceous exploration prospects developed by McMoRan (other than those reflected below) will not be included in the subject interests.  As of September 30, 2014, McMoRan had acquired working interests in additional Inboard Lower Tertiary/Cretaceous exploration prospects that are not part of the subject interests.

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

Information concerning McMoRan's estimated working interest and the Royalty Trust's estimated overriding royalty interest for each of the subject interests as of September 30, 2014 (except as set forth in the notes below), follows.

Subject Interest	McMoRan's Estimated Working Interest Related to the Subject Interests	Operator	Royalty Trust's Estimated Overriding Royalty Interest (5% proportionately reduced to reflect the Estimated Working Interest)
Davy Jones	63.4%	McMoRan	3.17%
Blackbeard East	72%	McMoRan	3.6%
Lafitte (a)	72%	McMoRan	3.6%
Blackbeard West	69.4%	McMoRan	3.47%
England (b)	36%	Chevron	1.8%
Barbosa (c)	—	McMoRan	—
Morgan (d)	—	McMoRan	—
Barataria	72%	McMoRan	3.6%
Blackbeard West #3	69.4%	McMoRan	3.47%
Drake	72%	McMoRan	3.6%
Davy Jones West	36%	McMoRan	1.8%
Hurricane	72%	McMoRan	3.6%
Hook	72%	McMoRan	3.6%
Captain Blood	72%	McMoRan	3.6%
Bonnet	72%	McMoRan	3.6%
Queen Anne's Revenge	72%	McMoRan	3.6%
Calico Jack	36%	McMoRan	1.8%
Highlander	72%	McMoRan	3.6%
Lineham Creek	36%	Chevron	1.8%
Tortuga	72%	McMoRan	3.6%

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

(c) McMoRan's rights to the Barbosa lease expired on June 30, 2014. During the second quarter of 2014, an impairment charge of $28.6 million, representing the entire balance associated with the Barbosa subject interest, was recorded as drilling activities did not occur on this subject interest prior to its June 30, 2014 lease expiration date (See Note 1).

(d) McMoRan's rights to the offshore Morgan lease expired on May 31, 2013.

The Royalty Trust has no ability to influence the exploration or development of the subject interests. In addition, neither FCX nor McMoRan are under any obligation to fund or to commit any other resources to the exploration or development of any of the subject interests. Further, FCX and McMoRan each has the right to elect not to participate in drilling or other operations conducted by other working interest owners with respect to the subject interests.

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

McMoRan has stated that the Highlander discovery well is currently being completed to test Cretaceous/Tuscaloosa objectives found below the salt weld and flow testing is anticipated in fourth-quarter 2014. The Highlander onshore exploratory well located in St. Martin Parish, Louisiana, encountered gas pay in several Wilcox and Cretaceous/Tuscaloosa sands between 24,000 feet and 29,000 feet in January 2014. As previously reported, the wireline log and core data obtained from the Wilcox and Cretaceous sand packages indicated favorable reservoir characteristics with approximately 150 feet of net pay. McMoRan has identified multiple exploratory prospects in the Highlander area where it controls rights to more than 60,000 gross acres.

Additionally, McMoRan has stated that, in September and October 2014, flow testing was performed on middle Miocene sand sections in the Blackbeard West No. 2 (also referred to as Blackbeard West #3 subject interest) well on Ship Shoal Block 188. During the testing period, the well flowed at a rate of approximately 2,000 barrels of water per day with flowing tubing pressure of approximately 9,000 pounds per square inch. While the well did not result in hydrocarbon production in commercial quantities, McMoRan believes this water rate indicates that subsalt sands on the Shelf below 20,000 feet are capable of substantial production rates. The well will be temporarily abandoned while McMoRan evaluates plans to complete and test shallower upper Miocene sands in the well. A rig will be moved to Blackbeard East in fourth-quarter 2014 to complete and test the middle Miocene sands in this well. McMoRan has suspended flow testing and plans to temporarily abandon the Davy Jones No. 2 well in order to use certain equipment from the well to advance the completion and testing of the Highlander well. Future plans for Davy Jones will be determined following the Highlander flow test.

Inboard Lower Tertiary/Cretaceous Oil and Gas Prospects Acreage. At September 30, 2014, McMoRan owned or controlled (through options to lease) interests in approximately 2,240 oil and gas leases on the Shelf of the Gulf of Mexico and onshore in South Louisiana, covering approximately 350,000 gross acres (213,000 acres net to McMoRan's interests), associated with the subject interests. Approximately 15%, 25% and less than 1% of those net acres associated with the subject interests are scheduled to expire during the remainder of 2014, 2015 and 2016, respectively. The owned and optioned acreage can be retained by McMoRan through commencement or recommencement of operations or through the exercise of options, as applicable. Expectations with respect to whether currently scheduled expiring acreage will be developed by McMoRan are subject to McMoRan's current and future drilling plans over which the Royalty Trust has no control.

The following table reflects the oil and gas acreage associated with the subject interests in which McMoRan owned rights to the related leases as of September 30, 2014.(a)

	Developed		Undeveloped
	Gross	Net	Gross	Net
	Acres	Acres	Acres	Acres
Offshore (federal waters)	—	—	237,963	147,605
Onshore South Louisiana	—	—	80,657	41,310
Total as of September 30, 2014	—	—	318,620	188,915

 (((a) In addition, McMoRan controls interests in leases covering approximately 31,700 gross acres (24,300 net acres) associated with the subject interests.

The following table reflects changes in oil and gas acreage (all of which is undeveloped) held or controlled by McMoRan and associated with the subject interests from December 31, 2013 to September 30, 2014.

	Gross Acres						Net Acres
					Controlled						Controlled
	Offshore		Onshore		by Options		Offshore		Onshore		by Options
Total as of December 31, 2013	228,739		57,079		49,705		144,284		28,206		35,772
Acquisitions	14,224	(a)	23,944	(a)	—		6,920	(a)	11,251	(a)	—
Options exercised/expired	—		8,640	(b)	(18,038)	(b)	—		5,405	(b)	(11,446)	(b)
Lease expirations and other	(5,000)	(c)	(9,006)	(c)	—		(3,599)	(c)	(3,552)	(c)	—
Total as of September 30, 2014	237,963		80,657		31,667		147,605		41,310		24,326
((a) Acquisition of additional acreage is primarily associated with the offshore Lafitte and England subject interests and the onshore Highlander and Tortuga subject interests.
(b) During the nine months ended September 30, 2014, McMoRan exercised options to acquire 8,640 gross (5,405 net) acres and allowed 9,398 gross (6,041 net) optioned acres to expire.
(c) Lease expirations and other is primarily related to the expiration of the offshore Barbosa subject interest and adjustments resulting from surveys and title examinations.

RESULTS OF OPERATIONS

Currently, none of the subject interests have any reserves classified as proved, probable or possible (other than the onshore Lineham Creek subject interest), and none of the subject interests have any associated production. As a result, the Royalty Trust has received no proceeds from oil and gas production from the subject interests since its inception. During the first nine months of 2014, the Royalty Trust paid administrative and other expenses totaling $470,233 ($99,312 of which was paid during the third quarter of 2014), which consisted primarily of audit, legal and trustee expenses incurred in connection with the administration of the Royalty Trust. During the first nine months of 2013, the Royalty Trust paid administrative and other expenses totaling $464,297 ($242,359 of which was paid during the third quarter of 2013), which consisted primarily of legal expenses incurred in connection with the administration of the Royalty Trust. The decrease in administrative and other expenses in the third quarter of 2014 compared to the third quarter of 2013 resulted from timing of payment of audit and legal fees during the quarters.

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

Forward-looking statements are not guarantees or assurances of future performance and actual results may differ materially from those anticipated, projected or assumed in the forward-looking statements. Important factors that may cause actual results to differ materially from those anticipated by the forward-looking statements include, but are not limited to, the risk that the subject interests will not produce hydrocarbons, general economic and business conditions, variations in the market demand for, and prices of, oil and natural gas, drilling results, changes in oil and natural gas reserve expectations, the potential adoption of new governmental regulations, decisions by FCX or McMoRan not to develop the subject interests, any inability of FCX or McMoRan to develop the subject interests, damages to facilities resulting from natural disasters or accidents and other factors described in Part I, Item 1A. "Risk Factors" in the Royalty Trust's annual report on Form 10-K for the year ended December 31, 2013, as filed with the SEC.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Commodity Price Risk. The Royalty Trust's most significant market risk relates to the prices received for oil and natural gas production, if and when such production commences with respect to the subject interests. The revenues, if any, will be derived from the subject interests and will depend substantially on prevailing natural gas prices, and to a lesser extent oil prices. As a result, commodity prices also will affect the amount of cash flow, if any, available for distribution to the Royalty Trust unitholders. Lower oil and natural gas prices may also reduce the amount of oil and natural gas, if any, that McMoRan or the third-party operators will be able to economically produce and may reduce the likelihood that the subject interests will be developed. During the third quarter of 2014, the New York Mercantile Exchange natural gas price fluctuated from a low of $3.81 per million British thermal units (MMBtu) to a high of $4.40 per MMBtu and the West Texas Intermediate crude oil price ranged from a low of $91.16 per barrel to a high of $105.34 per barrel. On September 30, 2014, the spot prices for natural gas and crude oil were $4.12 per MMBtu and $91.16 per barrel, respectively.

Credit Risk. The Royalty Trust's most significant credit risk relates to adverse changes in FCX's financial condition or results of operations. Because none of the subject interests currently have any associated production, the Royalty Trust currently has no source of income. Therefore, it must rely on FCX for funding of its administrative expenses. FCX has agreed to pay the annual expenses of the Royalty Trust up to a maximum amount of $350,000, with no right of repayment due, to the extent the Royalty Trust lacks sufficient funds to pay such expenses and to lend additional funds on an unsecured, interest-free basis to the Royalty Trust. During each of the nine-month periods ended September 30, 2014 and 2013, FCX deposited $350,000 into the Royalty Trust's operating cash account with respect to this arrangement. Additionally, in 2013, FCX loaned $450,000 to the Royalty Trust on an unsecured, interest-free basis, none of which has been repaid as of September 30, 2014. Any material adverse change in FCX's financial condition or results of operations could materially and adversely affect the Royalty Trust and the underlying royalty trust units.

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

(b) Changes in internal control over financial reporting. During the quarter ended September 30, 2014, there has been no change in the Royalty Trust's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Royalty Trust's internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of FCX.

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

Date: November 12, 2014

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