Form 10-Q
period 2015-03-31
Gulf Coast Ultra Deep Royalty Trust
filed 2015-05-08
CIK 1565146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒ No

On April 30, 2015, there were outstanding 230,172,696 royalty trust units representing beneficial interests in the registrant.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

GULF COAST ULTRA DEEP ROYALTY TRUST
STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	March 31, 2015	December 31, 2014
ASSETS	(unaudited)	(audited)
Operating cash	$12,306	$140,472
Reserve fund cash	1,000,049	1,000,042
Overriding royalty interests in subject interests	162,453,100	168,567,700
Total assets	$163,465,455	$169,708,214

LIABILITIES AND TRUST CORPUS
Reserve fund liability	$1,000,049	$1,000,042
Loan payable to Freeport-McMoRan Inc. (FCX)	650,000	650,000
Trust corpus (230,172,696 royalty trust units authorized, issued and outstanding as of March 31, 2015 and December 31, 2014)	161,815,406	168,058,172
Total liabilities and trust corpus	$163,465,455	$169,708,214

The accompanying notes are an integral part of these financial statements.

GULF COAST ULTRA DEEP ROYALTY TRUST
STATEMENTS OF DISTRIBUTABLE INCOME (Unaudited)

	Three Months Ended
	March 31,
	2015	2014
	(unaudited)
Royalty income	$—	$—
Interest income	1	—
Administrative expenses	(128,167)	(69,085)
Administrative expenses in excess of income	$(128,166)	$(69,085)
Distributable income	$—	$—
Distributable income per royalty trust unit	$—	$—
Royalty trust units outstanding at March 31, 2015 and 2014	230,172,696	230,172,696

The accompanying notes are an integral part of these financial statements.

GULF COAST ULTRA DEEP ROYALTY TRUST
STATEMENTS OF CHANGES IN TRUST CORPUS (Unaudited)

	Three Months Ended
	March 31,
	2015	2014
	(unaudited)
Trust corpus, beginning of period	$168,058,172	$400,044,192
Impairment of subject interests	(6,114,600)	(28,554,300)
Administrative expenses in excess of income	(128,166)	(69,085)
Trust corpus, end of period	$161,815,406	$371,420,807

The accompanying notes are an integral part of these financial statements.

GULF COAST ULTRA DEEP ROYALTY TRUST
NOTES TO FINANCIAL STATEMENTS (Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The financial statements of Gulf Coast Ultra Deep Royalty Trust (the Royalty Trust) are prepared on the modified cash basis of accounting and are not intended to present the Royalty Trust’s financial position and results of operations in conformity with United States (U.S.) generally accepted accounting principles (GAAP). This other comprehensive basis of accounting corresponds to the accounting permitted for royalty trusts by the U.S. Securities and Exchange Commission (SEC), as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts. There has been no distributable income paid or due to the Royalty Trust unitholders from December 18, 2012 (inception) through March 31, 2015.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all required information and disclosures. Therefore, this information should be read in conjunction with the Royalty Trust’s financial statements and notes contained in its annual report on Form 10-K for the year ended December 31, 2014. The information furnished herein reflects all adjustments that are, in the opinion of The Bank of New York Mellon Trust Company, N.A. (the Trustee), necessary for a fair statement of the results for the interim periods reported. With the exception of the impairment of overriding royalty interests in the subject interests discussed below, all such adjustments are, in the opinion of the Trustee, of a normal recurring nature. Operating results for the three-month period ended March 31, 2015, are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

The Royalty Trust's operating cash and reserve fund cash amounts represent deposits in highly liquid short-term U.S. Treasury money market funds.

The Royalty Trust was created to hold a 5% gross overriding royalty interest (collectively, the overriding royalty interests) in future production from each of McMoRan Oil & Gas LLC's (McMoRan) Inboard Lower Tertiary/Cretaceous exploration prospects located in the shallow waters of the Gulf of Mexico and onshore in South Louisiana that existed as of December 5, 2012 (collectively, the subject interests). The value of the Royalty Trust’s overriding royalty interests in the subject interests will be amortized using the units of production method based on estimated proved reserves, on an individual subject interest basis, once production has been achieved for the respective subject interests. Such non-cash amortization will be charged directly to the Trust Corpus as royalties are received, and will not affect distributable cash or the determination of distributable cash per royalty trust unit.

The Royalty Trust evaluates the carrying values of the overriding royalty interests in the subject interests for impairment if conditions indicate that potential uncertainty exists regarding the Royalty Trust’s ability to recover its recorded amounts related to the overriding royalty interests. Indications of potential impairment with respect to the overriding royalty interests can include, among other things, subject interest lease expirations, reductions in estimated reserve quantities or resource potential, changes in estimated future oil and gas prices, exploration costs, and/or drilling plans, and other matters that arise that could negatively impact the carrying values of the overriding royalty interests. If an impairment event occurs and it is determined that the carrying value of the Royalty Trust's overriding royalty interests in the subject interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the overriding royalty interests in the subject interests exceeds the fair value of these assets, which would be measured by discounting projected cash flows. The related impairment amounts are recorded as a reduction to the overriding royalty interests with an offsetting reduction to the Trust Corpus in the period such impairment is determined (See Note 2).

During the three-month periods ended March 31, 2015 and 2014, the Royalty Trust paid administrative expenses of $128,167 and $69,085, respectively, which consisted primarily of audit, legal and trustee expenses incurred in connection with the administration of the Royalty Trust.

2. OVERRIDING ROYALTY INTERESTS
McMoRan informed the Trustee that during the three-month period ended March 31, 2015, certain leases related to the onshore Tortuga subject interest expired, which McMoRan estimates to be approximately 15% of the carrying value associated with the onshore Tortuga subject interest. As such, an impairment charge of $6.1 million was recorded during the three-month period ended March 31, 2015.

An impairment charge of $28.6 million, representing the carrying value associated with the offshore Barbosa subject interest, was recorded for the three-month period ended March 31, 2014. At that time, McMoRan informed the Trustee it did not plan to drill or conduct operational activities on the offshore Barbosa subject interest prior to its June 30, 2014 lease expiration date. In the event on or before December 5, 2017, McMoRan acquires a leasehold interest covering the same area and block covered by a terminated lease, or acquires additional leasehold interests associated with the subject interests, such newly acquired leasehold interests shall become subject interests.
McMoRan has also informed the Trustee that it relinquished its lease rights related to the offshore Blackbeard West and Blackbeard West #3 subject interests in March 2015. Additionally, in the fourth quarter of 2014, McMoRan informed the Trustee that it does not plan to develop or further develop the offshore Davy Jones, Barataria, Drake, Hook, Captain Blood, Bonnet or Calico Jack subject interests prior to their 2015 lease expiration dates and that it does not plan to develop the offshore Davy Jones West and Hurricane subject interests. The carrying values associated with these subject interests were reduced to zero as of December 31, 2014.

3. INCOME TAXES
Tax counsel to the special committee of the board of directors of McMoRan Exploration Co. advised the Royalty Trust at the time of formation that, for U.S. federal income tax purposes, in its opinion, the Royalty Trust will be treated as a grantor trust and not as an unincorporated business entity. No ruling has been or will be requested from the Internal Revenue Service (IRS) or another taxing authority. As a grantor trust, the Royalty Trust will not be subject to tax at the Royalty Trust level. Rather, the Royalty Trust unitholders will be considered to own and receive the Royalty Trust's assets and income and will be directly taxable thereon as though no trust were in existence. Under Treasury Regulations, the Royalty Trust is classified as a widely held fixed investment trust. Those Treasury Regulations require the sharing of tax information among trustees and intermediaries that hold a trust interest on behalf of or for the account of a beneficial owner or any representative or agent of a trust interest holder of fixed investment trusts that are classified as widely held fixed investment trusts. These reporting requirements provide for the dissemination of trust tax information by the trustee to intermediaries who are ultimately responsible for reporting the investor-specific information through Form 1099 to the investors and the IRS. Every trustee or intermediary that is required to file a Form 1099 for a trust unitholder must furnish a written tax information statement that is in support of the amounts as reported on the applicable Form 1099 to the trust unitholder. Any generic tax information provided by the Trustee of the Royalty Trust is intended to be used only to assist Royalty Trust unitholders in the preparation of their U.S. federal and state income tax returns.

4. RELATED PARTY TRANSACTIONS
Royalties. See Note 6.

Funding of Administrative Expenses. Pursuant to the royalty trust agreement, Freeport-McMoRan Inc. (FCX) has agreed to pay annual trust expenses up to a maximum amount of $350,000, with no right of repayment or interest due, to the extent the Royalty Trust lacks sufficient funds to pay administrative expenses. No such contributions were made during the three-month periods ended March 31, 2015 and 2014. In addition to such annual contributions, FCX has agreed to lend money, on an unsecured, interest-free basis, to the Royalty Trust to fund the Royalty Trust's ordinary administrative expenses as set forth in the royalty trust agreement. Since inception, FCX has loaned $650,000 to the Royalty Trust under this arrangement, none of which has been repaid as of March 31, 2015. All funds the Trustee borrows to cover expenses or liabilities, whether from FCX or from any other source, must be repaid before the Royalty Trust unitholders will receive any distributions.

Compensation of the Trustee. The Trustee is paid the sum of $150,000 per year, in advance, until the first year in which the Royalty Trust receives any royalty payments pursuant to the conveyances of the overriding royalty interests, at which time such sum will be increased to $200,000 per year. Because the Royalty Trust received royalties related to the onshore Highlander subject interest in April 2015, the Trustee will be paid $200,000 per year beginning in 2015. Additionally, the Trustee receives reimbursement for its reasonable out-of-pocket expenses incurred in connection with the administration of the Royalty Trust. The Trustee’s compensation is paid out of the Royalty Trust’s assets. The Trustee has a lien on the Royalty Trust’s assets to secure payment of its compensation and any indemnification expenses and other amounts to which it is entitled under the royalty trust agreement.

Royalty Trust Units Held by FCX. At March 31, 2015, the Royalty Trust had 230,172,696 royalty trust units outstanding and FCX, through its indirect wholly owned subsidiary McMoRan, held 62,285,438 royalty trust units (or 27.1% of the outstanding royalty trust units). FCX is currently the largest holder of outstanding royalty trust units.

5. CONTINGENCIES
Litigation. There are currently no pending legal proceedings to which the Royalty Trust is a party.

6. SUBSEQUENT EVENTS
The onshore Highlander subject interest began commercial production on February 25, 2015. In accordance with the master conveyance of overriding royalty interest, in April 2015, the Royalty Trust received a royalties from McMoRan of $7,486 resulting from the onshore Highlander subject interest's initial production. Royalties received by the Royalty Trust will not result in immediate distributions to the Royalty Trust unitholders as royalties are first subject to payment of loans outstanding, administrative expenses of the Royalty Trust and the establishment of a cash reserve for payment of future liabilities as determined at the discretion of the Trustee.

On April 8, 2015, the Royalty Trust received a letter from the Listing Qualifications Staff (the Staff) of The NASDAQ Stock Market LLC (NASDAQ) notifying the Royalty Trust that, because the closing bid price of the royalty trust units had been below $1.00 per unit for 30 consecutive business days, the Royalty Trust no longer complies with the bid price requirements for continued listing on The NASDAQ Capital Market set forth in NASDAQ Listing Rule 5550(a)(2). The notice does not affect the Royalty Trust’s listing on The NASDAQ Capital Market at this time, and the royalty trust units are expected to continue to trade under the symbol “GULTU,” subject to the matters discussed below.

In accordance with NASDAQ Listing Rule 5810(c)(3)(A), the Royalty Trust has a period of 180 calendar days, or until October 5, 2015, in which to regain compliance with the minimum bid price requirement. In order to regain compliance, the closing bid price of the royalty trust units must be at least $1.00 per unit for a minimum of ten consecutive business days during this 180-day period. If the Royalty Trust does not demonstrate compliance with the minimum bid price requirement by October 5, 2015, the Royalty Trust may be eligible to seek an additional compliance period of 180 calendar days if it then meets the continued listing requirement for market value of publicly held shares and all other initial listing standards for The NASDAQ Capital Market, with the exception of the bid price requirement, and provides written notice to NASDAQ of its intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary. However, if it appears to the Staff that the Royalty Trust will not be able to cure the deficiency, or if the Royalty Trust is otherwise not eligible, the Staff will provide notice that the royalty trust units will be subject to delisting.

The Royalty Trust evaluated all other events subsequent to March 31, 2015, and through the date the Royalty Trust’s financial statements were issued, and determined that all events or transactions occurring during this period requiring recognition or disclosure were appropriately addressed in these financial statements.

Item 2.     Trustee's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

You should read the following discussion in conjunction with the financial statements of Gulf Coast Ultra Deep Royalty Trust (the Royalty Trust). The results of operations reported and summarized below are not necessarily indicative of future operating results. Unless otherwise specified, all references to "Notes" refer to Notes to Financial Statements located in Part I, Item I. "Financial Statements" in this Form 10-Q. Also see the Royalty Trust's Annual Report on Form 10-K for the year ended December 31, 2014 filed with the United States (U.S.) Securities and Exchange Commission (SEC) for a glossary of definitions for some of the oil and gas industry terms used in this Form 10-Q. Additionally, please refer to the section entitled "Cautionary Statement" on page 15 of this Form 10-Q. The information below has been furnished to the Trustee by Freeport-McMoRan Inc. (FCX) and FCX's indirect wholly owned subsidiary, McMoRan Oil & Gas LLC (McMoRan).

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

The Royalty Trust was created to hold a 5% gross overriding royalty interest (collectively, the overriding royalty interests) in future production from each of McMoRan's Inboard Lower Tertiary/Cretaceous exploration prospects located in the shallow waters of the Gulf of Mexico and onshore in South Louisiana that existed as of December 5, 2012, the date of the merger agreement (collectively, the subject interests). The subject interests were "carved out" of the mineral interests that were acquired by FCX pursuant to the merger and were not considered part of FCX's purchase consideration of MMR. McMoRan owns less than 100% of the working interest associated with each of the subject interests.

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

The Trustee is paid the sum of $150,000 per year, in advance, until the first year in which the Royalty Trust receives any royalty payment pursuant to the conveyances of the overriding royalty interests, at which time such sum will be increased to $200,000 per year. Because the Royalty Trust received royalties related to the onshore Highlander subject interest in April 2015, the Trustee will be paid $200,000 per year beginning in 2015. Additionally, the Trustee receives reimbursement for its reasonable out-of-pocket expenses incurred in connection with the administration of the Royalty Trust. The Trustee’s compensation is paid out of the Royalty Trust’s assets. The Trustee has a lien on the Royalty Trust’s assets to secure payment of its compensation and any indemnification expenses and other amounts to which it is entitled under the royalty trust agreement.

McMoRan has informed the Trustee that since 2008, McMoRan's Inboard Lower Tertiary/Cretaceous drilling activities (below the salt weld, i.e., the listric fault) have confirmed McMoRan's belief relating to its geologic model and the highly prospective nature of this emerging geologic trend. McMoRan believes that data from eight Inboard Lower Tertiary/Cretaceous wells drilled to date indicate the presence of geologic formations that are analogous to productive formations in the Deepwater Gulf of Mexico and onshore in the Gulf Coast region. During the fourth quarter of 2014, McMoRan informed the Trustee that due to the sharp decline in oil prices, budgeted 2015 capital expenditures were reduced and near-term activities on all subject interests except for the onshore Highlander subject interests were deferred. Each of these eight wells was included in the subject interests, along with additional exploration prospects that will also be burdened by the overriding royalty interests. The onshore Highlander subject interest began commercial production on February 25, 2015. Prior to this date there had been no commercial production of hydrocarbons from any of the subject interests.

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

The royalty trust units began trading on The NASDAQ Capital Market under the symbol “GULTU” on June 2, 2014. Prior to June 2, 2014 and beginning October 10, 2013, the royalty trust units were quoted on the OTCQX tier of the over-the-counter, or OTC markets under the symbol “GULTU”. Prior to October 10, 2013 and beginning June 4, 2013, the royalty trust units were quoted on the OTC Bulletin Board. Prior to June 4, 2013, there was no established public trading market for the royalty trust units.
On April 8, 2015, the Royalty Trust received a letter from the Listing Qualifications Staff (the Staff) of The NASDAQ Stock Market LLC (NASDAQ) notifying the Royalty Trust that, because the closing bid price of the royalty trust units had been below $1.00 per unit for 30 consecutive business days, the Royalty Trust no longer complies with the bid price requirements for continued listing on The NASDAQ Capital Market set forth in NASDAQ Listing Rule 5550(a)(2). The notice does not affect the Royalty Trust’s listing on The NASDAQ Capital Market at this time, and the royalty trust units are expected to continue to trade under the symbol “GULTU,” subject to the matters discussed below.

In accordance with NASDAQ Listing Rule 5810(c)(3)(A), the Royalty Trust has a period of 180 calendar days, or until October 5, 2015, in which to regain compliance with the minimum bid price requirement. In order to regain compliance, the closing bid price of the royalty trust units must be at least $1.00 per unit for a minimum of ten consecutive business days during this 180-day period. If the Royalty Trust does not demonstrate compliance with the minimum bid price requirement by October 5, 2015, the Royalty Trust may be eligible to seek an additional compliance period of 180 calendar days if it then meets the continued listing requirement for market value of publicly held shares and all other initial listing standards for The NASDAQ Capital Market, with the exception of the bid price requirement, and provides written notice to NASDAQ of its intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary. However, if it appears to the Staff that the Royalty Trust will not be able to cure the deficiency, or if the Royalty Trust is otherwise not eligible, the Staff will provide notice that the royalty trust units will be subject to delisting.

The Royalty Trust intends to monitor the bid price of the royalty trust units between now and October 5, 2015, and will consider potentially available options that might enable the Royalty Trust to regain compliance with the NASDAQ listing requirements. There can be no assurance that the Royalty Trust will be able to regain compliance with the minimum bid price requirement or maintain compliance with the other NASDAQ listing requirements. At this time, the Royalty Trust has not determined to take any other action in response to the letter from the Staff. The high trading price of the royalty trust units on May 6, 2015 was $0.87. If the royalty trust units were delisted from The NASDAQ Capital Market, the royalty trust units would again be traded OTC. OTC transactions involve risks in addition to those associated with transactions in securities traded on The NASDAQ Capital Market. Many OTC securities trade less frequently and in smaller volumes than securities traded on The NASDAQ Capital Market. Accordingly, the royalty trust units would be less liquid, and the value of the royalty trust units could further decline.

LIQUIDITY AND CAPITAL RESOURCES

The onshore Highlander subject interest began commercial production on February 25, 2015. In accordance with the master conveyance of overriding royalty interest, in April 2015, the Royalty Trust received royalties from McMoRan of $7,486 resulting from the onshore Highlander subject interest's initial production and will continue to receive monthly royalties resulting from the onshore Highlander subject interest's production. Royalties received by the Royalty Trust will not result in immediate distributions to the Royalty Trust unitholders as royalties are first subject to payment of loans outstanding, administrative expenses of the Royalty Trust and the establishment of a cash reserve for payment of future liabilities as determined at the discretion of the Trustee.

Pursuant to the royalty trust agreement, FCX has agreed to pay annual trust expenses up to a maximum amount of $350,000, with no right of repayment or interest due, to the extent the Royalty Trust lacks sufficient funds to pay administrative expenses. No such contributions were made during the three-month periods ended March 31, 2015 and 2014. In addition to such annual contributions, FCX has agreed to lend money, on an unsecured, interest-free basis, to the Royalty Trust to fund the Royalty Trust's ordinary administrative expenses as set forth in the royalty trust agreement. Since inception, FCX has loaned $650,000 to the Royalty Trust under this arrangement, none of which has been repaid as of March 31, 2015. All funds the Trustee borrows to cover expenses or liabilities, whether from FCX or from any other source, must be repaid before the Royalty Trust unitholders will receive any distributions.

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

As of March 31, 2015, the Royalty Trust had no source of liquidity or capital resources other than mandatory annual contributions, any loans and the required standby reserve account or letter of credit from FCX. In April 2015, the Royalty Trust began receiving royalties from McMoRan related to production from the onshore

Highlander subject interest. However, royalty receipts may not be sufficient to cover administrative expenses of the Royalty Trust or to repay the Royalty Trust's existing indebtedness. Any material adverse change in FCX's or McMoRan's financial condition or results of operations could materially and adversely affect the Royalty Trust and the underlying royalty trust units.

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

The subject interests consist of 20 specified Inboard Lower Tertiary/Cretaceous prospects (which have target depths generally greater than 18,000 feet total vertical depth) located in the shallow waters of the Gulf of Mexico and onshore in South Louisiana, one of which is under development and the rest of which are exploration prospects. The offshore subject interests consist of the following exploration prospects: (1) Barataria; (2) Barbosa; (3) Blackbeard East; (4) Blackbeard West; (5) Blackbeard West #3; (6) Bonnet; (7) Calico Jack; (8) Captain Blood; (9) Davy Jones; (10) Davy Jones West; (11) Drake; (12) England; (13) Hook; (14) Hurricane; (15) Lafitte; (16) Morgan; and (17) Queen Anne's Revenge. The onshore subject interests consist of (1) Highlander; (2) Lineham Creek; and (3) Tortuga. With the exception of the onshore Highlander subject interest, which is currently under development, the onshore subject interests are currently exploration prospects. McMoRan does not own 100% of the estimated working interest associated with any of the subject interests. The overriding royalty interests in future production from the subject interests burden all of McMoRan's leasehold interests associated with such prospects as of December 5, 2012, and will burden any leasehold interests associated with such prospects which are acquired by McMoRan on or before December 5, 2017, up to the estimated working interests reflected in the table below (subject to McMoRan's right to dispose of a portion of the working interests to a percentage not less than the estimated working interests reflected in the table below). Each of the overriding royalty interests has been, or will be, proportionately reduced based on McMoRan's working interest to equal the product of 5% multiplied by a fraction, the numerator of which is the working interest held by McMoRan and its affiliates associated with the applicable subject interest (subject to a cap equal to McMoRan's estimated working interest (equal to the working interest McMoRan owns or expects to acquire and as reflected in the table below) associated with each subject interest, on a prospect by prospect basis) and the denominator of which is 100%.

As of December 5, 2012, the date of the merger agreement, the subject interests comprised all of McMoRan's Inboard Lower Tertiary/Cretaceous exploration prospects. Additional Inboard Lower Tertiary/Cretaceous exploration prospects developed by McMoRan (other than those reflected below) will not be included in the subject interests. As of March 31, 2015, McMoRan had acquired working interests in additional Inboard Lower Tertiary/Cretaceous exploration prospects that are not part of the subject interests.
McMoRan informed the Trustee that during the three-month period ended March 31, 2015, certain leases related to the onshore Tortuga subject interest expired, which McMoRan estimates to be approximately 15% of the carrying value associated with the onshore Tortuga subject interest. As such, an impairment charge of $6.1 million was recorded during the three-month period ended March 31, 2015.
An impairment charge of $28.6 million, representing the carrying value associated with the offshore Barbosa subject interest, was recorded for the three-month period ended March 31, 2014. At that time, McMoRan informed the Trustee it did not plan to drill or conduct operational activities on the offshore Barbosa subject interest prior to its June 30, 2014, lease expiration date. In the event on or before December 5, 2017, McMoRan acquires a leasehold interest covering the same area and block covered by a terminated lease, or acquires additional leasehold interests associated with the subject interests, such newly acquired leasehold interests shall become subject interests.
Information regarding McMoRan's estimated working interest and the Royalty Trust's estimated overriding royalty interest for each subject interest as of March 31, 2015, is set forth below.

Subject Interest	McMoRan's Estimated Working Interest Related to the Subject Interests	Operator	Royalty Trust's Estimated Overriding Royalty Interest (5% proportionately reduced to reflect the Estimated Working Interest)
Davy Jones (a)	63.4%	McMoRan	3.17%
Blackbeard East (b)	—	McMoRan	—
Lafitte	72%	McMoRan	3.6%
Blackbeard West (c)	—	McMoRan	—
England	36%	Chevron	1.8%
Barbosa (b)	—	McMoRan	—
Morgan (b)	—	McMoRan	—
Barataria (a)	72%	McMoRan	3.6%
Blackbeard West #3 (c)	—	McMoRan	—
Drake (a)	72%	McMoRan	3.6%
Davy Jones West (d)	36%	McMoRan	1.8%
Hurricane (d)	72%	McMoRan	3.6%
Hook (a)	72%	McMoRan	3.6%
Captain Blood (a)	72%	McMoRan	3.6%
Bonnet (a)	72%	McMoRan	3.6%
Queen Anne's Revenge (b)	—	McMoRan	—
Calico Jack (a)	36%	McMoRan	1.8%
Highlander	72%	McMoRan	3.6%
Lineham Creek	36%	Chevron	1.8%
Tortuga (e)	72%	McMoRan	3.6%

(a)     McMoRan has informed the Trustee that it does not plan to develop or further develop the offshore Davy Jones, Barataria, Drake, Hook, Captain Blood, Bonnet and Calico Jack subject interests prior to their 2015 lease expiration dates.The carrying values associated with these subject interests were zero as of December 31, 2014.

(b)    McMoRan's lease rights to the offshore Blackbeard East, Barbosa, Morgan and Queen Anne's Revenge subject interests have expired. In the event on or before December 5, 2017, McMoRan acquires a leasehold interest covering the same area and block covered by the terminated leases, or acquires additional leasehold interests associated with any of these subject interests, such newly acquired leasehold interests shall become part of the subject interests, and if this were to occur, it is expected that McMoRan would hold an approximate 72% working interest in such acquired/reacquired leases, equating to an estimated overriding royalty interest of 3.6% to be held by the Royalty Trust.

(c)    McMoRan has informed the Trustee that it relinquished its lease rights related to the offshore Blackbeard West and Blackbeard West #3 subject interests in March 2015. The carrying values associated with these subject interests were zero as of December 31, 2014. In the event on or before December 5, 2017, McMoRan acquires a leasehold interest covering the same area and block covered by the terminated leases, or acquires additional leasehold interests associated with any of these subject interests, such newly acquired leasehold interests shall become part of the subject interests, and if this were to occur, it is expected that McMoRan would hold an approximate 69.4% working interest in such acquired/reacquired leases, equating to an estimated overriding royalty interest of 3.47% to be held by the Royalty Trust.

(d)    McMoRan has informed the Trustee that it does not plan to develop the offshore Davy Jones West and Hurricane subject interests. The carrying values associated with these subject interests were zero as of December 31, 2014.

(e)    McMoRan has informed the Trustee that during the three-month period ended March 31, 2015, certain leases related to the onshore Tortuga subject interest expired, which McMoRan estimates to be approximately 15% of the carrying value associated with the onshore Tortuga subject interest. As such, an impairment charge of $6.1 million was recorded during the three-month period ended March 31, 2015.

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

The Royalty Trust will dissolve on the earliest to occur of (i) June 3, 2033, (ii) the sale of all of the overriding royalty interests, (iii) the election by the Trustee following its resignation for cause (as more fully described in the royalty trust agreement), (iv) a vote of the holders of 80% (which after June 3, 2018, shall be reduced to 66⅔%) or more of the outstanding royalty trust units held by persons other than FCX or any of its affiliates, at a duly called meeting of the Royalty Trust unitholders at which a quorum is present, or (v) the exercise by FCX of the right to call all of the royalty trust units as described in the next paragraph.  The overriding royalty interests terminate upon the termination of the Royalty Trust, other than in certain limited circumstances where the Royalty Trust has been permitted to transfer the overriding royalty interests to a third party pursuant to the terms of the royalty trust agreement (in which case the overriding royalty interests may extend through June 3, 2033).

FCX has a call right with respect to the outstanding royalty trust units at $10 per royalty trust unit, provided that the call right may not be exercised prior to June 3, 2018.  In addition, at any time after June 3, 2018, if the royalty trust units are then listed for trading or admitted for quotation on a national securities exchange or any quotation system and the volume weighted average price per royalty trust unit is equal to $0.25 or less for the immediately preceding consecutive nine-month period, FCX may purchase all, but not less than all, of the outstanding royalty trust units at a price of $0.25 per royalty trust unit so long as FCX tenders payment within 30 days following the end of such nine-month period.

Exploration and Development Activities. McMoRan has stated that it has an industry-leading position in the emerging Inboard Lower Tertiary/Cretaceous natural gas trend, located in the shallow waters of the Gulf of Mexico and onshore in South Louisiana.

The Highlander discovery, which is located onshore in South Louisiana, began commercial production on February 25, 2015 following production testing that indicated a flow rate of 75 MMcf per day (approximately 37 MMcf per day net to McMoRan). The well has been restricted to approximately 24 MMcf per day because of limited processing facilities. McMoRan has stated that it is currently developing additional processing facilities to accommodate the higher flow rates, and installation is expected by year-end 2015. A second well location has been identified and future plans are being considered. McMoRan has identified multiple prospects in the Highlander area where it controls rights to more than 50,000 gross acres.

Inboard Lower Tertiary/Cretaceous Oil and Gas Prospect Acreage. At March 31, 2015, McMoRan owned or controlled (through options to lease) interests in approximately 1,367 oil and gas leases in the shallow waters of the Gulf of Mexico and onshore in South Louisiana, covering approximately 297,000 gross acres (176,000 acres net to McMoRan's interests) associated with the subject interests. Approximately 35%, 6% and 25% of those net acres associated with the subject interests are scheduled to expire during the remainder of 2015, 2016 and 2017, respectively. McMoRan has informed the Trustee that it relinquished its lease rights related to the offshore Blackbeard West and Blackbeard West #3 subject interests in March 2015. Additionally, in the fourth quarter of 2014, McMoRan informed the Trustee that it does not plan to develop or further develop the offshore Davy Jones, Barataria, Drake, Hook, Captain Blood, Bonnet or Calico Jack subject interests prior to their 2015 lease expiration dates and that it does not plan to develop the offshore Davy Jones West and Hurricane subject interests. Owned and optioned acreage can be retained by McMoRan through commencement or recommencement of operations or through the exercise of options, as applicable. Whether McMoRan will develop acreage that is scheduled to expire is subject to McMoRan's current and future drilling plans, over which the Royalty Trust has no control. The following table reflects the oil and gas acreage associated with the subject interests in which McMoRan owned rights to the related leases as of March 31, 2015.(a)

	Developed		Undeveloped
	Gross	Net	Gross	Net
	Acres	Acres	Acres	Acres
Offshore (federal waters)	—	—	193,451	116,199
Onshore South Louisiana	9,000	6,480	89,079	47,902
Total as of March 31, 2015	9,000	6,480	282,530	164,101 (b)
(a)     In addition, McMoRan controls interests in leases covering approximately 5,500 gross acres (5,500 net acres) associated with the subject interests.
(b)     Includes 55,749 net acres that are scheduled to expire during the remainder of 2015.
The following table reflects changes in oil and gas acreage held or controlled by McMoRan and associated with the subject interests during the three months ended March 31, 2015.

	Gross Acres						Net Acres
					Controlled						Controlled
	Offshore		Onshore		by Options		Offshore		Onshore		by Options
Total as of December 31, 2014	217,963		100,113		6,039		133,205		55,466		5,877
Acquisitions	—		79	(a)	—		—		164	(a)	—
Options exercised/expired	—		—		(542)	(b)	—		—		(390)	(b)
Lease expirations and other	(24,512)	(c)	(2,113)	(c)	—		(17,006)	(c)	(1,248)	(c)	—
Total as of March 31, 2015	193,451		98,079		5,497		116,199		54,382		5,487
((a)     Acquisition of additional acreage is primarily associated with the onshore Highlander subject interest.
(b)     During the three-month period ended March 31, 2015, McMoRan allowed 542 gross (390 net) optioned acres to expire.
(c)     Lease expirations and other is primarily related to the expiration of the leases associated with the offshore Blackbeard West and Blackbeard West #3 subject interests and the onshore Tortuga subject interest in addition to adjustments resulting from surveys and title examinations.

RESULTS OF OPERATIONS

As of March 31, 2015, only the onshore Highlander subject interest had established commercial production. In accordance with the master conveyance of overriding royalty interest, in April 2015, the Royalty Trust received royalties from McMoRan of $7,486 resulting from the onshore Highlander subject interest's initial production. During the three-month periods ended March 31, 2015 and 2014, the Royalty Trust received no royalties. During the three-month periods ended March 31, 2015 and 2014, the Royalty Trust paid administrative expenses of $128,167 and $69,085, respectively, which consisted primarily of audit, legal and trustee expenses incurred in connection with the administration of the Royalty Trust. Increased administrative expenses in the three-month period ended March 31, 2015 compared to 2014 is primarily due to the timing of payments, which are recorded in accordance with the modified cash basis of accounting.

NEW ACCOUNTING STANDARDS

The Royalty Trust does not expect recently issued accounting standards to have a significant impact on its future financial statements and disclosures.

CAUTIONARY STATEMENT

Trustee's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are all statements other than statements of historical facts, such as any statements regarding the future financial condition of the Royalty Trust or the trading market for the royalty trust units, all statements regarding McMoRan’s plans for the subject interests, the potential results of any drilling on the subject interests by the applicable operator, anticipated interests of McMoRan and the Royalty Trust in any of the subject interests, McMoRan’s geologic model and the nature of the geologic trend in the Gulf of Mexico and onshore in South Louisiana discussed in this Form 10-Q, and all statements regarding any belief or understanding of the nature or potential of the subject interests. The words “anticipates,” “may,” “can,” “plans,” “believes,” “estimates,” “expects,” “projects,” “intends,” “likely,” “will,” “should,” “to be,” "potential," and any similar expressions and/or statements that are not historical facts are intended to identify those assertions as forward-looking statements.

Forward-looking statements are not guarantees or assurances of future performance and actual results may differ materially from those anticipated, projected or assumed in the forward-looking statements. Important factors that may cause actual results to differ materially from those anticipated by the forward-looking statements include, but are not limited to, the risk that the subject interests will not produce hydrocarbons, general economic and business conditions, variations in the market demand for, and prices of, oil and natural gas, drilling results, changes in oil and natural gas reserve expectations, the potential adoption of new governmental regulations, decisions by FCX or McMoRan not to develop the subject interests, any inability of FCX or McMoRan to develop the subject interests, damages to facilities resulting from natural disasters or accidents, fluctuations in the market price and volume of the trading market for the royalty trust units, the Royalty Trust's ability to comply with the NASDAQ listing requirements and take actions necessary to maintain listing of the royalty trust units on The NASDAQ Capital Market and other factors described in Part I, Item 1A. "Risk Factors" in the Royalty Trust's Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Royalty Trust's most significant credit risk relates to adverse changes in FCX's financial condition or results of operations. Although the onshore Highlander subject interest began commercial production on February 25, 2015, the Royalty Trust had received no royalties as of March 31, 2015, and has only received $7,486 in royalties to date. Therefore, it must rely on FCX for funding of its administrative expenses. FCX has agreed to pay annual trust expenses up to a maximum amount of $350,000, with no right of repayment or interest due, to the extent the Royalty Trust lacks sufficient funds to pay administrative expenses. No such contributions were made during the three-month periods ended March 31, 2015 and 2014 with respect to this arrangement.

In addition to such annual contributions, FCX has agreed to lend money, on an unsecured, interest-free basis, to the Royalty Trust to fund the Royalty Trust's ordinary administrative expenses as set forth in the royalty trust agreement. Since inception, FCX has loaned $650,000 to the Royalty Trust under this arrangement, none of which has been repaid as of March 31, 2015. Any material adverse change in FCX's financial condition or results of operations could materially and adversely affect the Royalty Trust and the underlying royalty trust units.

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

The Royalty Trust's most significant market risk relates to the prices received for oil and natural gas production. Any royalties received by the Royalty Trust will be derived from the subject interests and will depend substantially on prevailing natural gas prices, and to a lesser extent oil prices. As a result, commodity prices also will affect the amount of cash flow, if any, available for distribution to the Royalty Trust unitholders. Lower oil and natural gas prices may also reduce the amount of oil and natural gas, if any, that McMoRan or the third-party operators will be able to economically produce and may reduce the likelihood that the subject interests will be developed.

Downward pressure on oil and natural gas prices has continued in 2015. During first-quarter 2015, the New York Mercantile Exchange natural gas price fluctuated from a low of $2.57 per million British thermal units (MMBtu) to a high of $3.35 per MMBtu and the West Texas Intermediate crude oil price ranged from a low of $42.03 per barrel to a high of $55.11 per barrel. On March 31, 2015, the spot prices for natural gas and crude oil were $2.64 per MMBtu and $47.60 per barrel, respectively. During the second quarter of 2015, oil prices have slightly recovered as the WTI crude oil price was $60.93 per barrel on May 6, 2015.

Any additional future production will be subject to uncertainties, many of which will be beyond McMoRan’s control, including the timing and flow rates associated with the initial production from discoveries, weather-related factors, shut-in or recompletion activities on any of the subject interests’ related properties or on third-party owned pipelines or facilities and the state of the financial and commodity markets. Any of these factors, among others, could materially adversely affect the Royalty Trust. For more information regarding risks associated with oil and gas production and commodity price fluctuations, see Part I, Item 1A. "Risk Factors" in the Royalty Trust's Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC.

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

(b) Changes in internal control over financial reporting. During the quarter ended March 31, 2015, there has been no change in the Royalty Trust's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Royalty Trust's internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of FCX.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

There are currently no pending legal proceedings to which the Royalty Trust is a party.

Item 1A. Risk Factors.

There have been no material changes to the risk factors disclosed in Part I, Item 1A. "Risk Factors" in the Royalty Trust's Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC.

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

Date: May 8, 2015

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