Form 10-Q
period 2015-06-30
Gulf Coast Ultra Deep Royalty Trust
filed 2015-08-07
CIK 1565146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
☐ Yes ☒ No

On July 31, 2015, there were outstanding 230,172,696 royalty trust units representing beneficial interests in the registrant.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

GULF COAST ULTRA DEEP ROYALTY TRUST
STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	June 30, 2015	December 31, 2014
ASSETS	(unaudited)	(audited)
Operating cash	$269,279	$140,472
Reserve fund cash	1,000,049	1,000,042
Overriding royalty interests in subject interests	78,823,645	168,567,700
Total assets	$80,092,973	$169,708,214

LIABILITIES AND TRUST CORPUS
Reserve fund liability	$1,000,049	$1,000,042
Loan payable to Freeport-McMoRan Inc. (FCX)	650,000	650,000
Trust corpus (230,172,696 royalty trust units authorized, issued and outstanding as of June 30, 2015 and December 31, 2014)	78,442,924	168,058,172
Total liabilities and trust corpus	$80,092,973	$169,708,214

The accompanying notes are an integral part of these financial statements.

GULF COAST ULTRA DEEP ROYALTY TRUST
STATEMENTS OF DISTRIBUTABLE INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Royalty income	$120,475	$—	$120,475	$—
Interest income	—	—	1	—
Administrative expenses	(213,502)	(301,836)	(341,669)	(370,921)
Administrative expenses in excess of income	$(93,027)	$(301,836)	$(221,193)	$(370,921)
Distributable income	$—	$—	$—	$—
Distributable income per royalty trust unit	$—	$—	$—	$—
Royalty trust units outstanding at June 30, 2015 and 2014	230,172,696	230,172,696	230,172,696	230,172,696

The accompanying notes are an integral part of these financial statements.

GULF COAST ULTRA DEEP ROYALTY TRUST
STATEMENTS OF CHANGES IN TRUST CORPUS (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Trust corpus, beginning of period	$161,815,406	$371,420,807	$168,058,172	$400,044,192
Trust contributions	350,000	350,000	350,000	350,000
Amortization of overriding royalty interests in subject interests	(247,055)	—	(247,055)	—
Impairment of subject interests	(83,382,400)	—	(89,497,000)	(28,554,300)
Administrative expenses in excess of income	(93,027)	(301,836)	(221,193)	(370,921)
Trust corpus, end of period	$78,442,924	$371,468,971	$78,442,924	$371,468,971

The accompanying notes are an integral part of these financial statements.

GULF COAST ULTRA DEEP ROYALTY TRUST
NOTES TO FINANCIAL STATEMENTS (Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The financial statements of Gulf Coast Ultra Deep Royalty Trust (the Royalty Trust) are prepared on the modified cash basis of accounting and are not intended to present the Royalty Trust’s financial position and results of operations in conformity with United States (U.S.) generally accepted accounting principles (GAAP). This other comprehensive basis of accounting corresponds to the accounting permitted for royalty trusts by the U.S. Securities and Exchange Commission (SEC), as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts. There has been no distributable income paid or due to the Royalty Trust unitholders from December 18, 2012 (inception) through June 30, 2015.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all required information and disclosures. Therefore, this information should be read in conjunction with the Royalty Trust’s financial statements and notes contained in its annual report on Form 10-K for the year ended December 31, 2014. The information furnished herein reflects all adjustments that are, in the opinion of The Bank of New York Mellon Trust Company, N.A. (the Trustee), necessary for a fair statement of the results for the interim periods reported. With the exception of the impairment of overriding royalty interests in the subject interests discussed below, all such adjustments are, in the opinion of the Trustee, of a normal recurring nature. Operating results for the three-month and six-month periods ended June 30, 2015, are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

The Royalty Trust's operating cash and reserve fund cash amounts represent deposits in highly liquid short-term U.S. Treasury money market funds.

The Royalty Trust was created to hold a 5 percent gross overriding royalty interest (collectively, the overriding royalty interests) in future production from each of McMoRan Oil & Gas LLC's (McMoRan) Inboard Lower Tertiary/Cretaceous exploration prospects located in the shallow waters of the Gulf of Mexico and onshore in South Louisiana that existed as of December 5, 2012 (collectively, the subject interests). The carrying value of the Royalty Trust’s overriding royalty interests in the subject interests is amortized using the units of production method based on estimated proved reserves, on an individual subject interest basis, once production has been achieved for the respective subject interests. Such non-cash amortization is charged directly to the Trust Corpus as royalties are received, and will not affect distributable cash or the determination of distributable cash per royalty trust unit (see Note 2).

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

During the first half of 2015, the Royalty Trust paid administrative expenses of $341,669 ($213,502 of which was paid during the second quarter of 2015) and during the first half of 2014, the Royalty Trust paid administrative expenses of $370,921 ($301,836 of which was paid during the second quarter of 2014). Administrative expenses consisted primarily of audit, legal and trustee expenses incurred in connection with the administration of the Royalty Trust.

2. OVERRIDING ROYALTY INTERESTS
An impairment charge of $89.5 million, representing the carrying value associated with the offshore England and onshore Tortuga subject interests, was recorded for the six-month period ended June 30, 2015 ($83.4 million of which was recorded for the three-month period ended June 30, 2015). McMoRan informed the Trustee that it does not plan to drill or conduct operational activities on these subject interests prior to their lease expiration dates. McMoRan's working interest and the Royalty Trust's overriding royalty interest in the related leases will terminate when the related leases expire.

An impairment charge of $28.6 million, representing the carrying value associated with the offshore Barbosa subject interest, was recorded for the six-month period ended June 30, 2014. At that time, McMoRan informed the Trustee it did not plan to drill or conduct operational activities on the offshore Barbosa subject interest prior to its June 30, 2014 lease expiration date.

An amortization charge related to production volumes associated with the onshore Highlander subject interest reduced the carrying value of the overriding royalty interest in the subject interests by $247,055 for the three-month and six-month periods ended June 30, 2015.
McMoRan's lease rights to the offshore Davy Jones, Blackbeard East, Blackbeard West, Barbosa, Morgan, Barataria, Blackbeard West #3, Drake, Hook, Captain Blood, Bonnet, Queen Anne's Revenge and Calico Jack subject interests have expired or were relinquished. McMoRan has informed the Trustee that it either has no plans to pursue, has relinquished, or has allowed to expire all subject interests except for the onshore Highlander and Lineham Creek subject interests (see Note 6). In the event on or before December 5, 2017, McMoRan acquires a leasehold interest covering the same area and block covered by a terminated lease, or acquires additional leasehold interests associated with any of the subject interests, such newly acquired leasehold interests shall become part of the subject interests.

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

4. RELATED PARTY TRANSACTIONS
Royalties. The onshore Highlander subject interest began commercial production on February 25, 2015 (see Note 6). In accordance with the master conveyance of overriding royalty interest (the master conveyance), in the second quarter of 2015, the Royalty Trust received royalties from McMoRan of $120,475 resulting from the onshore Highlander subject interest's production, which is paid to the Royalty Trust on the last day of the month following the month in which production payments are received by McMoRan in accordance with the terms of the master conveyance. Royalties received by the Royalty Trust will not result in immediate distributions to the Royalty Trust unitholders as royalties are first subject to payment of loans outstanding, administrative expenses of the Royalty Trust and the establishment of a cash reserve for payment of future liabilities as determined at the discretion of the Trustee. Royalty receipts were not sufficient to repay the Royalty Trust's existing indebtedness or to cover administrative expenses of the Royalty Trust in the first half of 2015. As a result, there were no distributions paid to Royalty Trust unitholders during such period. Additionally, there are no distributions anticipated during the remainder of 2015.

Funding of Administrative Expenses. Pursuant to the royalty trust agreement, FCX has agreed to pay annual trust expenses up to a maximum amount of $350,000, with no right of repayment or interest due, to the extent the

Royalty Trust lacks sufficient funds to pay administrative expenses. During each of the three-month periods ended June 30, 2015 and 2014, FCX contributed $350,000 to the Royalty Trust with respect to this arrangement. In addition to such annual contributions, FCX has agreed to lend money, on an unsecured, interest-free basis, to the Royalty Trust to fund the Royalty Trust's ordinary administrative expenses as set forth in the royalty trust agreement. Since inception, FCX has loaned $650,000 to the Royalty Trust under this arrangement, none of which has been repaid as of June 30, 2015. All funds the Trustee borrows to cover expenses or liabilities, whether from FCX or from any other source, must be repaid before the Royalty Trust unitholders will receive any distributions.

Compensation of the Trustee. The Trustee is paid the sum of $150,000 per year, in advance, until the first year in which the Royalty Trust receives any royalty payments pursuant to the conveyances of the overriding royalty interests, at which time such sum will be increased to $200,000 per year. Because the Royalty Trust received royalties related to the onshore Highlander subject interest in the second quarter of 2015, the Trustee will be paid $200,000 per year beginning in 2015. Additionally, the Trustee receives reimbursement for its reasonable out-of-pocket expenses incurred in connection with the administration of the Royalty Trust. The Trustee’s compensation is paid out of the Royalty Trust’s assets. The Trustee has a lien on the Royalty Trust’s assets to secure payment of its compensation and any indemnification expenses and other amounts to which it is entitled under the royalty trust agreement.

Royalty Trust Units Held by FCX. At June 30, 2015, the Royalty Trust had 230,172,696 royalty trust units outstanding and FCX, through its indirect wholly owned subsidiary McMoRan, held 62,285,438 royalty trust units (or 27.1 percent of the outstanding royalty trust units). FCX is currently the largest holder of outstanding royalty trust units.

5. CONTINGENCIES AND OTHER COMMITMENTS
Litigation. There are currently no pending legal proceedings to which the Royalty Trust is a party.

Other. On April 8, 2015, the Royalty Trust received a letter from the Listing Qualifications Staff (the Staff) of The NASDAQ Stock Market LLC (NASDAQ) notifying the Royalty Trust that, because the closing bid price of the royalty trust units had been below $1.00 per unit for 30 consecutive business days, the Royalty Trust no longer complies with the bid price requirements for continued listing on The NASDAQ Capital Market set forth in NASDAQ Listing Rule 5550(a)(2). The notice does not affect the Royalty Trust’s listing on The NASDAQ Capital Market at this time, and the royalty trust units are expected to continue to trade under the symbol “GULTU,” subject to the matters discussed below.

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

6. SUBSEQUENT EVENTS
In July 2015, the Highlander well was shut in for remedial workover operations to address a mechanical issue encountered in the wellbore. It is anticipated that the Royalty Trust will receive royalties from McMoRan during the third quarter of 2015, related to second-quarter 2015 production, but that royalties will then cease until production is restored.

During the third quarter of 2015, McMoRan informed the Trustee that it does not plan to further develop the offshore Lafitte subject interest. The carrying value associated with the offshore Lafitte subject interest was zero as of June 30, 2015. McMoRan's working interest and the Royalty Trust's overriding royalty interest in the related leases will terminate when the related leases expire. In the event on or before December 5, 2017, McMoRan acquires a leasehold interest covering the same area and block covered by a terminated lease, or acquires additional leasehold interests associated with any of the subject interests, such newly acquired leasehold interests shall become part of the subject interests.

The Royalty Trust evaluated all other events subsequent to June 30, 2015, and through the date the Royalty Trust’s financial statements were issued, and determined that all events or transactions occurring during this period requiring recognition or disclosure were appropriately addressed in these financial statements.

Item 2.     Trustee's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

You should read the following discussion in conjunction with the financial statements of Gulf Coast Ultra Deep Royalty Trust (the Royalty Trust). The results of operations reported and summarized below are not necessarily indicative of future operating results. Unless otherwise specified, all references to "Notes" refer to Notes to Financial Statements located in Part I, Item I. "Financial Statements" in this Form 10-Q. Also see the Royalty Trust's Annual Report on Form 10-K for the year ended December 31, 2014, filed with the United States (U.S.) Securities and Exchange Commission (SEC) for a glossary of definitions for some of the oil and gas industry terms used in this Form 10-Q. Additionally, please refer to the section entitled "Cautionary Statement" on page 16 of this Form 10-Q. The information below has been furnished to the Trustee by Freeport-McMoRan Inc. (FCX) and FCX's indirect wholly owned subsidiary, McMoRan Oil & Gas LLC (McMoRan).

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

The Royalty Trust was created to hold a 5 percent gross overriding royalty interest (collectively, the overriding royalty interests) in future production from each of McMoRan's Inboard Lower Tertiary/Cretaceous exploration prospects located in the shallow waters of the Gulf of Mexico and onshore in South Louisiana that existed as of December 5, 2012, the date of the merger agreement (collectively, the subject interests). The subject interests were "carved out" of the mineral interests that were acquired by FCX pursuant to the merger and were not considered part of FCX's purchase consideration of MMR. McMoRan owns less than 100 percent of the working interest associated with each of the subject interests. McMoRan has informed the Trustee that it either has no plans to pursue, has relinquished, or has allowed to expire all subject interests except for the onshore Highlander and Lineham Creek subject interests. In the event on or before December 5, 2017, McMoRan acquires a leasehold interest covering the same area and block covered by a terminated lease, or acquires additional leasehold interests associated with any of the subject interests, such newly acquired leasehold interests shall become part of the subject interests.

In connection with the merger, on June 3, 2013, (1) FCX, as depositor, McMoRan, as grantor, the Trustee and the Delaware Trustee, entered into the amended and restated royalty trust agreement to govern the Royalty Trust and the respective rights and obligations of FCX, the Trustee, the Delaware Trustee, and the Royalty Trust unitholders with respect to the Royalty Trust (the royalty trust agreement); and (2) McMoRan, as grantor, and the Royalty Trust, as grantee, entered into the master conveyance of overriding royalty interest (the master conveyance) pursuant to which McMoRan conveyed to the Royalty Trust the overriding royalty interests in future production from the subject interests. Other than (a) its formation, (b) its receipt of contributions and loans from FCX for administrative and other expenses as provided for in the royalty trust agreement, (c) its payment of such administrative and other expenses, (d) its receipt of the conveyance of the overriding royalty interests from

McMoRan pursuant to the master conveyance, and (e) its receipt of royalties from McMoRan, the Royalty Trust has not conducted any activities. The Trustee has no involvement with, control over, or responsibility for, any aspect of any operations on or relating to the subject interests.

The Trustee is paid the sum of $150,000 per year, in advance, until the first year in which the Royalty Trust receives any royalty payment pursuant to the conveyances of the overriding royalty interests, at which time such sum will be increased to $200,000 per year. Because the Royalty Trust received royalties related to the onshore Highlander subject interest in the second quarter of 2015, the Trustee will be paid $200,000 per year beginning in 2015. Additionally, the Trustee receives reimbursement for its reasonable out-of-pocket expenses incurred in connection with the administration of the Royalty Trust. The Trustee’s compensation is paid out of the Royalty Trust’s assets. The Trustee has a lien on the Royalty Trust’s assets to secure payment of its compensation and any indemnification expenses and other amounts to which it is entitled under the royalty trust agreement.

McMoRan has informed the Trustee that since 2008, McMoRan's Inboard Lower Tertiary/Cretaceous drilling activities (below the salt weld, i.e., the listric fault) have confirmed McMoRan's belief relating to its geologic model and the highly prospective nature of this emerging geologic trend. McMoRan believes that data from eight Inboard Lower Tertiary/Cretaceous wells drilled to date indicate the presence of geologic formations that are analogous to productive formations in the Deepwater Gulf of Mexico and onshore in the Gulf Coast region. During the fourth quarter of 2014, McMoRan informed the Trustee that due to the sharp decline in oil prices, budgeted 2015 capital expenditures were reduced and near-term activities on all subject interests except for the onshore Highlander subject interests were deferred. Each of these eight wells was included in the subject interests, along with additional exploration prospects that will also be burdened by the overriding royalty interests. The onshore Highlander subject interest began commercial production on February 25, 2015. Prior to this date there had been no commercial production of hydrocarbons from any of the subject interests. In July 2015, the Highlander well was shut in for remedial workover operations to address a mechanical issue encountered in the wellbore. It is anticipated that the Royalty Trust will receive royalties from McMoRan during the third quarter of 2015, related to second-quarter 2015 production, but that royalties will then cease until production is restored.

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

The Royalty Trust intends to monitor the bid price of the royalty trust units between now and October 5, 2015, and will consider potentially available options that might enable the Royalty Trust to regain compliance with the NASDAQ listing requirements. There can be no assurance that the Royalty Trust will be able to regain compliance with the minimum bid price requirement or maintain compliance with the other NASDAQ listing requirements. At this time, the Royalty Trust has not determined to take any other action in response to the letter from the Staff. The high trading price of the royalty trust units on August 5, 2015 was $0.41. If the royalty trust units were delisted from The NASDAQ Capital Market, the royalty trust units would again be traded OTC. OTC transactions involve risks in addition to those associated with transactions in securities traded on The NASDAQ Capital Market. Many OTC securities trade less frequently and in smaller volumes than securities traded on The NASDAQ Capital Market. Accordingly, the royalty trust units would be less liquid, and the value of the royalty trust units could further decline.

LIQUIDITY AND CAPITAL RESOURCES

Pursuant to the royalty trust agreement, FCX has agreed to pay annual trust expenses up to a maximum amount of $350,000, with no right of repayment or interest due, to the extent the Royalty Trust lacks sufficient funds to pay administrative expenses. During each of the three-month periods ended June 30, 2015 and 2014, FCX contributed $350,000 to the Royalty Trust with respect to this arrangement. In addition to such annual contributions, FCX has agreed to lend money, on an unsecured, interest-free basis, to the Royalty Trust to fund the Royalty Trust's ordinary administrative expenses as set forth in the royalty trust agreement. Since inception, FCX has loaned $650,000 to the Royalty Trust under this arrangement, none of which has been repaid as of June 30, 2015. All funds the Trustee borrows to cover expenses or liabilities, whether from FCX or from any other source, must be repaid before the Royalty Trust unitholders will receive any distributions.

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

The onshore Highlander subject interest began commercial production on February 25, 2015. In accordance with the master conveyance, in the second quarter of 2015, the Royalty Trust received royalties from McMoRan of $120,475 resulting from the onshore Highlander subject interest's production, which is paid to the Royalty Trust on the last day of the month following the month in which production payments are received by McMoRan in accordance with the terms of the master conveyance. Royalties received by the Royalty Trust will not result in immediate distributions to the Royalty Trust unitholders as royalties are first subject to payment of loans outstanding, administrative expenses of the Royalty Trust and the establishment of a cash reserve for payment of future liabilities as determined at the discretion of the Trustee. Royalty receipts were not sufficient to repay the Royalty Trust's existing indebtedness or to cover administrative expenses of the Royalty Trust in the first half of 2015. As a result, there were no distributions paid to Royalty Trust unitholders during such period. Additionally, there are no distributions anticipated during the remainder of 2015. In July 2015, the Highlander well was shut in for remedial workover operations to address a mechanical issue encountered in the wellbore. It is anticipated that the Royalty Trust will receive royalties from McMoRan during the third quarter of 2015, related to second-quarter 2015 production, but that royalties will then cease until production is restored. The Royalty Trust's only other sources of liquidity are mandatory annual contributions, any loans and the required standby reserve account or letter of credit from FCX. As a result, any material adverse change in FCX's or McMoRan's financial condition or results of operations could materially and adversely affect the Royalty Trust and the underlying royalty trust units.

On a quarterly basis the Trustee determines the amount of funds available for distribution to the Royalty Trust unitholders. Available funds equal the excess cash received by the Royalty Trust from the overriding royalty interests and other sources during that quarter over the Royalty Trust’s liabilities for that quarter. In any event, no distributions will be made until such time as the Trustee receives cash proceeds from the overriding royalty interests. Additionally, to the extent that the Trustee has borrowed funds, whether from FCX or from any other source, to cover expenses or liabilities, the Royalty Trust unitholders will not receive distributions until the borrowed funds are repaid. Available funds will be further reduced by any cash the Trustee determines to hold as a reserve against future liabilities. The Trustee shall establish a cash reserve equal to such amount. Royalty Trust unitholders that own their royalty trust units on the close of business on the record date for each calendar quarter will receive a pro-rata distribution of the amount of the cash available for distribution generally 10 business days after the quarterly record date.

OFF-BALANCE SHEET ARRANGEMENTS

The Royalty Trust has no off-balance sheet arrangements. The Royalty Trust has not guaranteed the debt of any other party, nor does the Royalty Trust have any other arrangements or relationships with other entities that could potentially result in unconsolidated debt, losses or contingent obligations.

THE SUBJECT INTERESTS

The royalty trust units represent beneficial interests in the Royalty Trust, which holds a 5 percent gross overriding royalty interest in future production from each of the subject interests during the life of the Royalty Trust. An "overriding" royalty interest in general represents a non-operating interest in an oil and gas property that provides the owner a specified share of production without any related operating expenses or development costs and is carved out of an oil and gas lessee's working or cost-bearing interest under the lease. In contrast, a "working" or "cost-bearing" interest in general represents an operating interest in an oil and gas property that provides the owner a specified share of production that is subject to all production expenses and development costs. An owner of a working or cost-bearing interest, subject to the terms of an applicable operating agreement, generally has the right to participate in the selection of a prospect, drilling location or drilling contractor, to propose the drilling of a well, to determine the timing and sequence of drilling operations, to commence or shut down production, to take over operations, or to share in any operating decision. An owner of an overriding royalty interest in general has none of the rights described in the preceding sentence, and neither the Royalty Trust nor the Royalty Trust unitholders have any such rights.

The subject interests consist of 20 specified Inboard Lower Tertiary/Cretaceous prospects (which have target depths generally greater than 18,000 feet total vertical depth) located in the shallow waters of the Gulf of Mexico and onshore in South Louisiana, one of which began commercial production in 2015 and the rest of which are exploration prospects. The offshore subject interests consist of the following exploration prospects: (1) Barataria; (2) Barbosa; (3) Blackbeard East; (4) Blackbeard West; (5) Blackbeard West #3; (6) Bonnet; (7) Calico Jack; (8) Captain Blood; (9) Davy Jones; (10) Davy Jones West; (11) Drake; (12) England; (13) Hook; (14) Hurricane; (15) Lafitte; (16) Morgan; and (17) Queen Anne's Revenge. The onshore subject interests consist of (1) Highlander; (2) Lineham Creek; and (3) Tortuga. With the exception of the onshore Highlander subject interest, which began commercial production on February 25, 2015, the onshore subject interests are currently exploration prospects. In July 2015, the Highlander well was shut in for remedial workover operations to address a mechanical issue encountered in the wellbore. It is anticipated that the Royalty Trust will receive royalties from McMoRan during the third quarter of 2015, related to second-quarter 2015 production, but that royalties will then cease until production is restored. McMoRan does not own 100 percent of the working interest associated with any of the subject interests. The overriding royalty interests in future production from the subject interests burden all of McMoRan's leasehold interests associated with such prospects as of December 5, 2012, and will burden any leasehold interests associated with such prospects which are acquired by McMoRan on or before December 5, 2017, up to the estimated working interests reflected in the table below (subject to McMoRan's right to dispose of a portion of the working interests to a percentage not less than the estimated working interests reflected in the table below). Each of the overriding royalty interests has been, or will be, proportionately reduced based on McMoRan's working interest to equal the product of 5 percent multiplied by a fraction, the numerator of which is the working interest held by McMoRan and its affiliates associated with the applicable subject interest (subject to a cap equal to McMoRan's estimated working interest (equal to the working interest McMoRan owns or expects to acquire and as reflected in the table below) associated with each subject interest, on a prospect by prospect basis) and the denominator of which is 100 percent.

As of December 5, 2012, the date of the merger agreement, the subject interests comprised all of McMoRan's Inboard Lower Tertiary/Cretaceous exploration prospects. Additional Inboard Lower Tertiary/Cretaceous exploration prospects developed by McMoRan (other than those reflected below) will not be included in the subject interests. As of June 30, 2015, McMoRan had acquired working interests in additional Inboard Lower Tertiary/Cretaceous exploration prospects that are not part of the subject interests.

An impairment charge of $89.5 million, representing the carrying value associated with the offshore England and onshore Tortuga subject interests, was recorded for the six-month period ended June 30, 2015 ($83.4 million of which was recorded for the three-month period ended June 30, 2015). McMoRan informed the Trustee that it does not plan to drill or conduct operational activities on these subject interests prior to their lease expiration dates. McMoRan's working interest and the Royalty Trust's overriding royalty interest in the related leases will terminate when the related leases expire.
An impairment charge of $28.6 million, representing the carrying value associated with the offshore Barbosa subject interest, was recorded for the six-month period ended June 30, 2014. At that time, McMoRan informed the Trustee it did not plan to drill or conduct operational activities on the offshore Barbosa subject interest prior to its June 30, 2014, lease expiration date.
McMoRan has informed the Trustee that it either has no plans to pursue, has relinquished, or has allowed to expire all subject interests except for the onshore Highlander and Lineham Creek subject interests. In the event on or before December 5, 2017, McMoRan acquires a leasehold interest covering the same area and block covered by a terminated lease, or acquires additional leasehold interests associated with any of the subject interests, such newly acquired leasehold interests shall become part of the subject interests.
Information regarding McMoRan's estimated working interest and the Royalty Trust's estimated overriding royalty interest for each subject interest as of June 30, 2015, is set forth below.

Subject Interest	McMoRan's Estimated Working Interest Related to the Subject Interests	Operator	Royalty Trust's Estimated Overriding Royalty Interest (5% proportionately reduced to reflect the Estimated Working Interest)
Davy Jones (a)	—	McMoRan	—
Blackbeard East (a)	—	McMoRan	—
Lafitte (b)	72%	McMoRan	3.6%
Blackbeard West (a)	—	McMoRan	—
England (c)	36%	McMoRan	1.8%
Barbosa (a)	—	McMoRan	—
Morgan (a)	—	McMoRan	—
Barataria (a)	—	McMoRan	—
Blackbeard West #3 (a)	—	McMoRan	—
Drake (a)	—	McMoRan	—
Davy Jones West (d)	36%	McMoRan	1.8%
Hurricane (d)	72%	McMoRan	3.6%
Hook (a)	—	McMoRan	—
Captain Blood (a)	—	McMoRan	—
Bonnet (a)	—	McMoRan	—
Queen Anne's Revenge (a)	—	McMoRan	—
Calico Jack (a)	—	McMoRan	—
Highlander	72%	McMoRan	3.6%
Lineham Creek	36%	Chevron	1.8%
Tortuga (c)	72%	McMoRan	3.6%

(a)    McMoRan's lease rights to the offshore Davy Jones, Blackbeard East, Blackbeard West, Barbosa, Morgan, Barataria, Blackbeard West #3, Drake, Hook, Captain Blood, Bonnet, Queen Anne's Revenge and Calico Jack subject interests have expired or were relinquished. In the event on or before December 5, 2017, McMoRan acquires a leasehold interest covering the same area and block covered by a terminated lease, or acquires additional leasehold interests associated with any of the subject interests, such newly acquired leasehold interests shall become part of the subject interests, and if this were to occur, it is expected that the Royalty Trust's overriding royalty interest would be 5 percent of McMoRan's estimated working interest as indicated in the master conveyance.

(b)    During the third quarter of 2015, McMoRan informed the Trustee that it does not plan to further develop the offshore Lafitte subject interest. The carrying value associated with the offshore Lafitte subject interest was zero as of June 30, 2015. McMoRan's working interest and the Royalty Trust's overriding royalty interest in the related leases will terminate when the related leases expire. In the event on or before December 5, 2017, McMoRan acquires a leasehold interest covering the same area and block covered by a terminated lease, or acquires additional leasehold interests associated with any of the subject interests, such newly acquired leasehold interests shall become part of the subject interests.

(c)    An impairment charge of $89.5 million, representing the carrying value associated with the offshore England and onshore Tortuga subject interests, was recorded for the six-month period ended June 30, 2015 ($83.4 million of which was recorded for the three-month period ended June 30, 2015). McMoRan informed the Trustee that it does not plan to drill or conduct operational activities on these subject interests prior to their lease expiration dates. McMoRan's working interest and the Royalty Trust's overriding royalty interest in the related leases will terminate when the related leases expire. In the event on or before December 5, 2017, McMoRan acquires a leasehold interest covering the same area and block covered by a terminated lease, or acquires additional leasehold interests associated with any of the subject interests, such newly acquired leasehold interests shall become part of the subject interests.

(d)    McMoRan has informed the Trustee that it does not plan to develop the offshore Davy Jones West and Hurricane subject interests. The carrying values associated with these subject interests were zero as of December 31, 2014. McMoRan's working interest and the Royalty Trust's overriding royalty interest in the related leases will terminate when the related leases expire. In the event on or before December 5, 2017, McMoRan acquires a leasehold interest covering the same area and block covered by a terminated lease, or acquires additional leasehold interests associated with any of the subject interests, such newly acquired leasehold interests shall become part of the subject interests.

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

The Royalty Trust will dissolve on the earliest to occur of (i) June 3, 2033, (ii) the sale of all of the overriding royalty interests, (iii) the election by the Trustee following its resignation for cause (as more fully described in the royalty trust agreement), (iv) a vote of the holders of 80 percent (which after June 3, 2018, shall be reduced to 66⅔ percent) or more of the outstanding royalty trust units held by persons other than FCX or any of its affiliates, at a duly called meeting of the Royalty Trust unitholders at which a quorum is present, or (v) the exercise by FCX of the right to call all of the royalty trust units as described in the next paragraph.  The overriding royalty interests terminate upon the termination of the Royalty Trust, other than in certain limited circumstances where the Royalty Trust has been permitted to transfer the overriding royalty interests to a third party pursuant to the terms of the royalty trust agreement (in which case the overriding royalty interests may extend through June 3, 2033).

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

Exploration and Development Activities. McMoRan has a position in the Inboard Lower Tertiary/Cretaceous natural gas trend, located onshore in South Louisiana.

In second-quarter 2015, the Highlander well, which has been restricted because of limited processing facilities, averaged a gross rate of 22 MMcf per day (approximately 11 MMcf per day net to McMoRan). As previously reported by FCX, production testing in February 2015 indicated a flow rate of 75 MMcf per day (approximately 37 MMcf per day net to McMoRan). McMoRan has stated that it is developing additional processing facilities to accommodate the higher flow rates with installation expected by year-end 2015. In July 2015, the Highlander well was shut in for remedial workover operations to address a mechanical issue encountered in the wellbore. A second well location has been identified, and future plans are being considered. McMoRan has identified multiple additional locations on the Highlander structure, which is located onshore in South Louisiana where it controls rights to more than 50,000 gross acres.

Inboard Lower Tertiary/Cretaceous Oil and Gas Prospect Acreage. At June 30, 2015, McMoRan owned or controlled (through options to lease) interests in approximately 1,211 oil and gas leases in the shallow waters of the Gulf of Mexico and onshore in South Louisiana, covering approximately 208,000 gross acres (113,000 acres net to McMoRan's interests) associated with the subject interests. Approximately 5 percent, 9 percent and 41 percent of those net acres associated with the subject interests are scheduled to expire during the remainder of 2015, 2016 and 2017, respectively. Owned and optioned acreage can be retained by McMoRan through commencement or recommencement of operations or through the exercise of options, as applicable. Whether McMoRan will develop acreage that is scheduled to expire is subject to McMoRan's current and future drilling plans, over which the Royalty Trust has no control. The following table reflects the oil and gas acreage associated with the subject interests in which McMoRan owned rights to the related leases as of June 30, 2015.(a)

	Developed		Undeveloped
	Gross	Net	Gross	Net
	Acres	Acres	Acres	Acres
Offshore (federal waters)	—	—	104,921	53,307
Onshore South Louisiana	9,000	6,480	92,444	50,524
Total as of June 30, 2015	9,000	6,480	197,365	103,831 (b)
(a)     In addition, McMoRan controls interests in options covering 1,464 gross acres (2,592 net acres) associated with the subject interests.
(b)     Includes 3,020 net acres that are scheduled to expire during the remainder of 2015.
The following table reflects changes in oil and gas acreage held or controlled by McMoRan and associated with the subject interests during the six-month period ended June 30, 2015.

	Gross Acres						Net Acres
					Controlled						Controlled
	Offshore		Onshore		by Options		Offshore		Onshore		by Options
Total as of December 31, 2014	217,963		100,113		6,039		133,205		55,466		5,877
Acquisitions	—		3,819	(a)	—		—		2,847	(a)	—
Options exercised/expired	—		2,566		(4,575)	(b)	—		1,839		(3,285)	(b)
Lease expirations and other	(113,042)	(c)	(5,054)	(c)	—		(79,898)	(c)	(3,148)	(c)	—
Total as of June 30, 2015	104,921		101,444		1,464		53,307		57,004		2,592
((a)     Acquisition of additional acreage is primarily associated with the onshore Highlander subject interest.
(b)     During the six-month period ended June 30, 2015, McMoRan allowed 2,009 gross (1,446 net) optioned acres to expire and exercised on 2,566 gross (1,839 net) optioned acreage.
(c)     Lease expirations and other is primarily related to the expiration or relinquishment of the leases associated with the offshore Davy Jones, Blackbeard East, Blackbeard West, Barbosa, Barataria, Blackbeard West #3, Drake, Hook, Captain Blood, Bonnet, Queen Anne's Revenge and Calico Jack subject interests and the onshore Tortuga subject interest during the six-month period ended June 30, 2015, in addition to adjustments resulting from surveys and title examinations. McMoRan has informed the Trustee that it either has no plans to pursue, has relinquished, or has allowed to expire all subject interests except for the onshore Highlander and Lineham Creek subject interests. In the event on or before December 5, 2017, McMoRan acquires a leasehold interest covering the same area and block covered by a terminated lease, or acquires additional leasehold interests associated with any of the subject interests, such newly acquired leasehold interests shall become part of the subject interests.

RESULTS OF OPERATIONS

As of June 30, 2015, only the onshore Highlander subject interest had established commercial production. In accordance with the master conveyance, in the second quarter of 2015, the Royalty Trust began receiving royalties from McMoRan. During the three and six-month periods ended June 30, 2015, the Royalty Trust received royalties from McMoRan of $120,475 and during the three and six-month periods ended June 30, 2014, the Royalty Trust received no royalties. In July 2015, the Highlander well was shut in for remedial workover operations to address a mechanical issue encountered in the wellbore. It is anticipated that the Royalty Trust will receive royalties from McMoRan during the third quarter of 2015, related to second-quarter 2015 production, but that royalties will then cease until production is restored. During the first half of 2015, the Royalty Trust paid administrative expenses of $341,669 ($213,502 of which was paid during the second quarter of 2015) and during the first half of 2014, the Royalty Trust paid administrative expenses of $370,921 ($301,836 of which was paid during the second quarter of 2014). Administrative expenses consisted primarily of audit, legal and trustee expenses incurred in connection with the administration of the Royalty Trust and decreased during the three and six-month periods ended June 30, 2015 compared to the corresponding 2014 periods, primarily due to the timing of payments, which are recorded in accordance with the modified cash basis of accounting.

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

Forward-looking statements are not guarantees or assurances of future performance and actual results may differ materially from those anticipated, projected or assumed in the forward-looking statements. Important factors that may cause actual results to differ materially from those anticipated by the forward-looking statements include, but are not limited to, the risk that the subject interests will not produce hydrocarbons, general economic and business conditions, variations in the market demand for, and prices of, oil and natural gas, drilling results, changes in oil and natural gas reserve expectations, the potential adoption of new governmental regulations, decisions by FCX or McMoRan not to develop the subject interests, any inability of FCX or McMoRan to develop the subject interests, damages to facilities resulting from natural disasters or accidents, fluctuations in the market price and volume of the trading market for the royalty trust units, the Royalty Trust's ability to comply with the NASDAQ listing requirements and take actions necessary to maintain listing of the royalty trust units on The NASDAQ Capital Market and other factors described in Part I, Item 1A. "Risk Factors" in the Royalty Trust's Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC, as updated by the Royalty Trust's subsequent filings with the SEC.

Investors are cautioned that test results may not be indicative of future production rates or of the amounts of hydrocarbons that a well may produce, and that many of the assumptions upon which forward-looking statements are based are likely to change after such forward-looking statements are made, which the Royalty Trust cannot control. The Royalty Trust cautions investors that it does not intend to update its forward-looking statements, notwithstanding any changes in assumptions, changes in business plans, actual experience, or other changes, and the Royalty Trust undertakes no obligation to update any forward-looking statements except as required by law.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Royalty Trust's most significant credit risk relates to adverse changes in FCX's or McMoRan's financial condition or results of operations. In the second quarter of 2015, the Royalty Trust received royalties from McMoRan of $120,475 resulting from the onshore Highlander subject interest's production, which is paid to the Royalty Trust on the last day of the month following the month in which production payments are received by McMoRan in accordance with the terms of the master conveyance. Royalties received by the Royalty Trust will not result in immediate distributions to the Royalty Trust unitholders as royalties are first subject to payment of loans outstanding, administrative expenses of the Royalty Trust and the establishment of a cash reserve for payment of future liabilities as determined at the discretion of the Trustee. Royalty receipts were not sufficient to repay the Royalty Trust's existing indebtedness or to cover administrative expenses of the Royalty Trust in the first half of 2015. As a result, there were no distributions paid to Royalty Trust unitholders during such period. Additionally, there are no distributions anticipated during the remainder of 2015. In July 2015, the Highlander well was shut in for remedial workover operations to address a mechanical issue encountered in the wellbore. It is anticipated that the Royalty Trust will receive royalties from McMoRan during the third-quarter of 2015, related to second-quarter 2015 production, but that royalties will then cease until production is restored. The Royalty Trust's only other sources of liquidity are mandatory annual contributions, any loans and the required standby reserve account or letter of credit from FCX.

FCX has agreed to pay annual trust expenses up to a maximum amount of $350,000, with no right of repayment or interest due to the extent the Royalty Trust lacks sufficient funds to pay administrative expenses. During each of the three-month periods ended June 30, 2015 and 2014, FCX contributed $350,000 to the Royalty Trust with respect to this arrangement. In addition to such annual contributions, FCX has agreed to lend money, on an unsecured, interest-free basis, to the Royalty Trust to fund the Royalty Trust's ordinary administrative expenses as set forth in the royalty trust agreement. Since inception, FCX has loaned $650,000 to the Royalty Trust under this arrangement, none of which has been repaid as of June 30, 2015.

FCX has also agreed to provide and maintain a $1.0 million stand-by reserve account or an equivalent letter of credit for the benefit of the Royalty Trust to enable the Trustee to draw on such reserve account or letter of credit to pay obligations of the Royalty Trust in the event that it has inadequate funds to pay its obligations at any time. Currently, with the consent of the Trustee, FCX may reduce the reserve account or substitute a letter of credit with a different face amount for the original letter of credit or any substitute letter of credit. In connection with this arrangement, FCX has provided $1.0 million in the form of a reserve fund cash account to the Royalty Trust. The Royalty Trust has not drawn any funds from the reserve account, and FCX has not requested a reduction of such reserve account. As a result, any material adverse change in FCX's or McMoRan's financial condition or results of operations could materially and adversely affect the Royalty Trust and the underlying royalty trust units.

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

Downward pressure on oil and natural gas prices has continued in 2015. During the second quarter of 2015, the New York Mercantile Exchange natural gas price fluctuated from a low of $2.44 per million British thermal units (MMBtu) to a high of $3.11 per MMBtu and the West Texas Intermediate crude oil price ranged from a low of $47.05 per barrel to a high of $62.58 per barrel. On June 30, 2015, the spot prices for natural gas and crude oil were $2.83 per MMBtu and $59.47 per barrel, respectively. During the third quarter of 2015, oil prices have further decreased as the WTI crude oil price was $45.15 per barrel on August 5, 2015.

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

(b) Changes in internal control over financial reporting. During the quarter ended June 30, 2015, there has been no change in the Royalty Trust's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Royalty Trust's internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of FCX.

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

Date: August 7, 2015

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