Form 10-Q
period 2015-09-30
Gulf Coast Ultra Deep Royalty Trust
filed 2015-11-06
CIK 1565146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
☐ Yes ☒ No

On October 31, 2015, there were outstanding 230,172,696 royalty trust units representing beneficial interests in the registrant.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

GULF COAST ULTRA DEEP ROYALTY TRUST
STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	September 30, 2015	December 31, 2014
ASSETS	(unaudited)	(audited)
Operating cash	$310,223	$140,472
Reserve fund cash	1,000,049	1,000,042
Overriding royalty interests in subject interests	67,046,734	168,567,700
Total assets	$68,357,006	$169,708,214

LIABILITIES AND TRUST CORPUS
Reserve fund liability	$1,000,049	$1,000,042
Loan payable to Freeport-McMoRan Inc. (FCX)	650,000	650,000
Trust corpus (230,172,696 royalty trust units authorized, issued and outstanding as of September 30, 2015 and December 31, 2014)	66,706,957	168,058,172
Total liabilities and trust corpus	$68,357,006	$169,708,214

The accompanying notes are an integral part of these financial statements.

GULF COAST ULTRA DEEP ROYALTY TRUST
STATEMENTS OF DISTRIBUTABLE INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Royalty income	$133,922	$—	$254,397	$—
Interest income	—	—	1	—
Administrative expenses	(92,978)	(99,312)	(434,647)	(470,233)
Administrative expenses in excess of income	$—	$(99,312)	$(180,249)	$(470,233)
Income in excess of administrative expenses	$40,944	$—	$—	$—
Distributable income (see Note 4)	$—	$—	$—	$—
Distributable income per royalty trust unit	$—	$—	$—	$—
Royalty trust units outstanding at September 30, 2015 and 2014	230,172,696	230,172,696	230,172,696	230,172,696

The accompanying notes are an integral part of these financial statements.

GULF COAST ULTRA DEEP ROYALTY TRUST
STATEMENTS OF CHANGES IN TRUST CORPUS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Trust corpus, beginning of period	$78,442,924	$371,468,971	$168,058,172	$400,044,192
Trust contributions	—	—	350,000	350,000
Amortization of overriding royalty interests in subject interests	(273,211)	—	(520,266)	—
Impairment of subject interests	(11,503,700)	—	(101,000,700)	(28,554,300)
Administrative expenses in excess of income	—	(99,312)	(180,249)	(470,233)
Income in excess of administrative expenses	40,944	—	—	—
Trust corpus, end of period	$66,706,957	$371,369,659	$66,706,957	$371,369,659

The accompanying notes are an integral part of these financial statements.

GULF COAST ULTRA DEEP ROYALTY TRUST
NOTES TO FINANCIAL STATEMENTS (Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The financial statements of Gulf Coast Ultra Deep Royalty Trust (the Royalty Trust) are prepared on the modified cash basis of accounting and are not intended to present the Royalty Trust’s financial position and results of operations in conformity with United States (U.S.) generally accepted accounting principles (GAAP). This other comprehensive basis of accounting corresponds to the accounting permitted for royalty trusts by the U.S. Securities and Exchange Commission (SEC), as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts. There has been no distributable income paid or due to the Royalty Trust unitholders from December 18, 2012 (inception) through September 30, 2015.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all required information and disclosures. Therefore, this information should be read in conjunction with the Royalty Trust’s financial statements and notes contained in its annual report on Form 10-K for the year ended December 31, 2014. The information furnished herein reflects all adjustments that are, in the opinion of The Bank of New York Mellon Trust Company, N.A. (the Trustee), necessary for a fair statement of the results for the interim periods reported. With the exception of the impairment of overriding royalty interests in the subject interests discussed below, all such adjustments are, in the opinion of the Trustee, of a normal recurring nature. Operating results for the three-month and nine-month periods ended September 30, 2015, are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

The Royalty Trust's operating cash and reserve fund cash amounts represent deposits in highly liquid short-term U.S. Treasury money market funds.

The Royalty Trust was created to hold a 5 percent gross overriding royalty interest (collectively, the overriding royalty interests) in future production from each of McMoRan Oil & Gas LLC's (McMoRan) Inboard Lower Tertiary/Cretaceous exploration prospects located in the shallow waters of the Gulf of Mexico and onshore in South Louisiana that existed as of December 5, 2012 (collectively, the subject interests). The carrying value of the Royalty Trust’s overriding royalty interests in the subject interests is amortized using the units of production method based on estimated proved reserves, on an individual subject interest basis, once production has been achieved for the respective subject interests. Such non-cash amortization is charged directly to the Trust Corpus as royalties are received, and will not affect distributable cash or the determination of distributable cash per royalty trust unit (see Note 2). For more information regarding the formation of the Royalty Trust, see Note 2 of the Royalty Trust's Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC.

The Royalty Trust evaluates the carrying values of the overriding royalty interests in the subject interests for impairment if conditions indicate that potential uncertainty exists regarding the Royalty Trust’s ability to recover its recorded amounts related to the overriding royalty interests. Indications of potential impairment with respect to the overriding royalty interests can include, among other things, subject interest lease expirations, reductions in estimated reserve quantities or resource potential, changes in estimated future oil and natural gas prices, exploration costs, and/or drilling plans, and other matters that arise that could negatively impact the carrying values of the overriding royalty interests. If an impairment event occurs and it is determined that the carrying value of the Royalty Trust's overriding royalty interests in the subject interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the overriding royalty interests in the subject interests exceeds the fair value of these assets, which would be measured by discounting projected cash flows. The related impairment amounts are recorded as a reduction to the overriding royalty interests with an offsetting reduction to the Trust Corpus in the period such impairment is determined (see Note 2).

During the nine-month period ended September 30, 2015, the Royalty Trust paid administrative expenses of $434,647 ($92,978 of which was paid during the three-month period ended September 30, 2015), and during the nine-month period ended September 30, 2014 the Royalty Trust paid administrative expenses of $470,233 ($99,312 of which was paid during the three-month period ended September 30, 2014). Administrative expenses consisted primarily of audit, legal and trustee expenses incurred in connection with the administration of the Royalty Trust.

2. OVERRIDING ROYALTY INTERESTS
Impairment charges of $101.0 million, representing the carrying value associated with the offshore England and onshore Tortuga and Lineham Creek subject interests, were recorded for the nine-month period ended September 30, 2015 ($11.5 million of which was recorded for the three-month period ended September 30, 2015, relating to the onshore Lineham Creek subject interest). McMoRan informed the Trustee that it does not plan to drill, further develop or conduct operational activities on these subject interests and intends to relinquish the related leases. Additionally, during the third quarter of 2015, McMoRan informed the Trustee that it does not plan to further develop the offshore Lafitte subject interest and intends to relinquish the related lease. The carrying value associated with the offshore Lafitte subject interest was zero as of September 30, 2015. McMoRan's working interest and the Royalty Trust's overriding royalty interest in the related leases will terminate when the related leases are relinquished.

An impairment charge of $28.6 million, representing the carrying value associated with the offshore Barbosa subject interest, was recorded for the nine-month period ended September 30, 2014. McMoRan informed the Trustee it did not plan to drill or conduct operational activities on the offshore Barbosa subject interest prior to its June 30, 2014, lease expiration date.

The onshore Highlander subject interest began commercial production on February 25, 2015. Prior to this date there had been no commercial production of hydrocarbons from any of the subject interests. In July 2015, the Highlander well was shut in for remedial workover operations to address a mechanical issue encountered in the wellbore. In September 2015, workover operations were completed on the Highlander well, and production was re-established. An amortization charge related to production volumes associated with the onshore Highlander subject interest reduced the carrying value of the overriding royalty interest in the subject interests by $273,211 and $520,256 for the three- and nine-month periods ended September 30, 2015, respectively.
McMoRan has informed the Trustee that it either has no plans to pursue, has relinquished, or has allowed to expire all subject interests except for the onshore Highlander subject interest. In the event on or before December 5, 2017, McMoRan acquires a leasehold interest covering the same area covered by a terminated lease, or acquires additional leasehold interests associated with any of the subject interests, such newly acquired leasehold interests shall become part of the subject interests.

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

4. RELATED PARTY TRANSACTIONS
Royalties. In accordance with the master conveyance of overriding royalty interest (the master conveyance), during the nine-month period ended September 30, 2015, the Royalty Trust received royalties from McMoRan of $254,397 resulting from the onshore Highlander subject interest's production ($133,922 of which was received during the three-month period ended September 30, 2015). Royalties are paid to the Royalty Trust on the last day of the month following the month in which production payments are received by McMoRan in accordance with the terms of the master conveyance. Royalties received by the Royalty Trust will not result in immediate distributions to the Royalty Trust unitholders as royalties are first subject to payment of loans outstanding, administrative expenses of the Royalty Trust and the establishment of a cash reserve for payment of future liabilities as determined at the discretion of the Trustee. Royalty receipts were not sufficient to repay the Royalty Trust's existing indebtedness or to cover administrative expenses of the Royalty Trust during the nine-month period ended September 30, 2015. As a result, there were no distributions paid to Royalty Trust unitholders during such period. Additionally, there are no distributions anticipated during the remainder of 2015.

Funding of Administrative Expenses. Pursuant to the royalty trust agreement, FCX has agreed to pay annual trust expenses up to a maximum amount of $350,000, with no right of repayment or interest due, to the extent the Royalty Trust lacks sufficient funds to pay administrative expenses. During each of the nine-month periods ended September 30, 2015 and 2014, FCX contributed $350,000 to the Royalty Trust with respect to this arrangement. In addition to such annual contributions, FCX has agreed to lend money, on an unsecured, interest-free basis, to the Royalty Trust to fund the Royalty Trust's ordinary administrative expenses as set forth in the royalty trust agreement. Since inception, FCX has loaned $650,000 to the Royalty Trust under this arrangement, none of which has been repaid as of September 30, 2015. All funds the Trustee borrows to cover expenses or liabilities, whether from FCX or from any other source, must be repaid before the Royalty Trust unitholders will receive any distributions.

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

Royalty Trust Units Held by FCX. At September 30, 2015, the Royalty Trust had 230,172,696 royalty trust units outstanding and FCX, through its indirect wholly owned subsidiary McMoRan, held 62,285,438 royalty trust units (or 27.1 percent of the outstanding royalty trust units). FCX is currently the largest holder of outstanding royalty trust units.

5. CONTINGENCIES AND OTHER COMMITMENTS
Litigation. There are currently no pending legal proceedings to which the Royalty Trust is a party.

6. SUBSEQUENT EVENTS
On April 8, 2015, the Royalty Trust received a letter from the Listing Qualifications Staff (the Staff) of The NASDAQ Stock Market LLC (NASDAQ) notifying the Royalty Trust that, because the closing bid price of the royalty trust units had been below $1.00 per unit for 30 consecutive business days, the Royalty Trust no longer complied with the bid price requirements for continued listing on The NASDAQ Capital Market set forth in NASDAQ Listing Rule 5550(a)(2). On October 7, 2015, the Royalty Trust received a letter from the Staff notifying the Royalty Trust that, as a result of the Royalty Trust’s failure to regain compliance with NASDAQ Listing Rule 5550(a)(2) within the 180-day period provided by the Staff, the royalty trust units were subject to delisting from The NASDAQ Capital Market.

On October 16, 2015, as a result of the Royalty Trust's decision not to appeal the Staff's delisting determination, NASDAQ suspended trading of the royalty trust units on The NASDAQ Capital Market and on October 23, 2015, NASDAQ filed a Form 25-NSE with the SEC to remove the royalty trust units from listing and registration. The delisting became effective on November 2, 2015.

Upon suspension of trading on The NASDAQ Capital Market on October 16, 2015, the royalty trust units transitioned to the OTCQX U.S. tier of the over-the-counter, or OTC, markets, where the royalty trust units are quoted under the symbol "GULTU". The transition of the royalty trust units to the OTCQX U.S. will have no effect on the Royalty Trust’s obligation to file reports with the SEC under applicable federal securities laws.

The Royalty Trust evaluated all other events subsequent to September 30, 2015, and through the date the Royalty Trust’s financial statements were issued, and determined that all events or transactions occurring during this period requiring recognition or disclosure were appropriately addressed in these financial statements.

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

McMoRan previously informed the Trustee that since 2008, McMoRan's Inboard Lower Tertiary/Cretaceous drilling activities (below the salt weld, i.e., the listric fault) have confirmed McMoRan's belief relating to its geologic model and the highly prospective nature of this geologic trend. McMoRan believes that data from eight Inboard Lower Tertiary/Cretaceous wells drilled to date indicate the presence of geologic formations that are analogous to productive formations in the Deepwater Gulf of Mexico and onshore in the Gulf Coast region. However, during the fourth quarter of 2014, McMoRan informed the Trustee that due to the sharp decline in oil prices, budgeted 2015 capital expenditures were reduced and near-term activities on all subject interests except for the onshore Highlander subject interests were deferred. Each of these eight wells was included in the subject interests, along with additional exploration prospects that will also be burdened by the overriding royalty interests. McMoRan has informed the Trustee that it either has no plans to pursue, has relinquished, or has allowed to expire all subject interests except for the onshore Highlander subject interest. In the event on or before December 5, 2017, McMoRan acquires a leasehold interest covering the same area covered by a terminated lease, or acquires additional leasehold interests associated with any of the subject interests, such newly acquired leasehold interests shall become part of the subject interests.

The onshore Highlander subject interest began commercial production on February 25, 2015. Prior to this date there had been no commercial production of hydrocarbons from any of the subject interests. In July 2015, the Highlander well was shut in for remedial workover operations to address a mechanical issue encountered in the wellbore. In September 2015, workover operations were completed on the Highlander well, and production was re-established.

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

On October 6, 2015, FCX announced its Board of Directors is undertaking a strategic review of its oil and gas business to evaluate alternatives designed to enhance value to its shareholders and achieve self funding of its oil and gas business from its cash flows and resources. FCX stated that the previously announced potential initial public offering of a minority interest in its oil and gas business remains an alternative for future consideration, the timing of which is subject to market conditions. FCX further stated that other alternatives currently under consideration include a spinoff of the oil and gas business to FCX's shareholders, joint venture arrangements and further spending reductions.

On April 8, 2015, the Royalty Trust received a letter from the Listing Qualifications Staff (the Staff) of The NASDAQ Stock Market LLC (NASDAQ) notifying the Royalty Trust that, because the closing bid price of the royalty trust units had been below $1.00 per unit for 30 consecutive business days, the Royalty Trust no longer complied with the bid price requirements for continued listing on The NASDAQ Capital Market set forth in NASDAQ Listing Rule 5550(a)(2). On October 7, 2015, the Royalty Trust received a letter from the Staff notifying the Royalty Trust that, as a result of the Royalty Trust’s failure to regain compliance with NASDAQ Listing Rule 5550(a)(2) within the 180-day period provided by the Staff, the royalty trust units were subject to delisting from The NASDAQ Capital Market.
On October 16, 2015, as a result of the Royalty Trust's decision not to appeal the Staff's delisting determination, NASDAQ suspended trading of the royalty trust units on The NASDAQ Capital Market and on October 23, 2015, NASDAQ filed a Form 25-NSE with the SEC to remove the royalty trust units from listing and registration. The delisting became effective on November 2, 2015.

Upon suspension of trading on The NASDAQ Capital Market on October 16, 2015, the royalty trust units transitioned to the OTCQX U.S. tier of the over-the-counter, or OTC, markets, where the royalty trust units are quoted under the symbol "GULTU". The transition of the royalty trust units to the OTCQX U.S. will have no effect on the Royalty Trust’s obligation to file reports with the SEC under applicable federal securities laws.

LIQUIDITY AND CAPITAL RESOURCES

Pursuant to the royalty trust agreement, FCX has agreed to pay annual trust expenses up to a maximum amount of $350,000, with no right of repayment or interest due, to the extent the Royalty Trust lacks sufficient funds to pay administrative expenses. During each of the nine-month periods ended September 30, 2015 and 2014, FCX contributed $350,000 to the Royalty Trust under this arrangement. In addition to such annual contributions, FCX has agreed to lend money, on an unsecured, interest-free basis, to the Royalty Trust to fund the Royalty Trust's ordinary administrative expenses as set forth in the royalty trust agreement. Since inception, FCX has loaned $650,000 to the Royalty Trust under this arrangement, none of which has been repaid as of September 30, 2015. All funds the Trustee borrows to cover expenses or liabilities, whether from FCX or from any other source, must be repaid before the Royalty Trust unitholders will receive any distributions.

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

The onshore Highlander subject interest began commercial production on February 25, 2015. Prior to this date there had been no commercial production of hydrocarbons from any of the subject interests. In July 2015, the Highlander well was shut in for remedial workover operations to address a mechanical issue encountered in the wellbore. In September 2015, workover operations were completed on the Highlander well, and production was re-established. In accordance with the master conveyance, during the nine-month period ended September 30, 2015, the Royalty Trust received royalties from McMoRan of $254,397 resulting from the onshore Highlander subject interest's production ($133,922 of which was received during the three-month period ended September 30, 2015). Royalties are paid to the Royalty Trust on the last day of the month following the month in which production payments are received by McMoRan in accordance with the terms of the master conveyance. Royalties received by the Royalty Trust will not result in immediate distributions to the Royalty Trust unitholders as royalties are first subject to payment of loans outstanding, administrative expenses of the Royalty Trust and the establishment of a cash reserve for payment of future liabilities as determined at the discretion of the Trustee. Royalty receipts were not sufficient to repay the Royalty Trust's existing indebtedness or to cover administrative expenses of the Royalty Trust during the nine-month period ended September 30, 2015. As a result, there were no distributions paid to Royalty Trust unitholders during such period. Additionally, there are no distributions anticipated during the remainder of 2015. The Royalty Trust's only other sources of liquidity are mandatory annual contributions, any loans and the required standby reserve account or letter of credit from FCX. As a result, any material adverse change in FCX's or McMoRan's financial condition or results of operations could materially and adversely affect the Royalty Trust and the underlying royalty trust units.

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

The subject interests consist of 20 specified Inboard Lower Tertiary/Cretaceous prospects (which have target depths generally greater than 18,000 feet total vertical depth) located in the shallow waters of the Gulf of Mexico and onshore in South Louisiana, one of which began commercial production in 2015 and the rest of which are exploration prospects. The offshore subject interests consist of the following exploration prospects: (1) Barataria; (2) Barbosa; (3) Blackbeard East; (4) Blackbeard West; (5) Blackbeard West #3; (6) Bonnet; (7) Calico Jack; (8) Captain Blood; (9) Davy Jones; (10) Davy Jones West; (11) Drake; (12) England; (13) Hook; (14) Hurricane; (15) Lafitte; (16) Morgan; and (17) Queen Anne's Revenge. The onshore subject interests consist of (1) Highlander; (2) Lineham Creek; and (3) Tortuga. With the exception of the onshore Highlander subject interest, which began commercial production on February 25, 2015, the onshore subject interests are currently exploration prospects. In July 2015, the Highlander well was shut in for remedial workover operations to address a mechanical issue encountered in the wellbore. In September 2015, workover operations were completed on the Highlander well, and production was re-established. McMoRan does not own 100 percent of the working interest associated with any of the subject interests. The overriding royalty interests in future production from the subject interests burden all of McMoRan's leasehold interests associated with such prospects as of December 5, 2012, and will burden any leasehold interests associated with such prospects which are acquired by McMoRan on or before December 5, 2017, up to the estimated working interests reflected in the master conveyance (subject to McMoRan's right to dispose of a portion of the working interests to a percentage not less than the estimated working interests reflected in the master conveyance). Each of the overriding royalty interests has been, or will be, proportionately reduced based on McMoRan's working interest to equal the product of 5 percent multiplied by a fraction, the numerator of which is the working interest held by McMoRan and its affiliates associated with the applicable subject interest (subject to a cap equal to McMoRan's estimated working interest (equal to the working interest McMoRan owns or expects to acquire and as reflected in the table below) associated with each subject interest, on a prospect by prospect basis) and the denominator of which is 100 percent.

As of December 5, 2012, the date of the merger agreement, the subject interests comprised all of McMoRan's Inboard Lower Tertiary/Cretaceous exploration prospects. Additional Inboard Lower Tertiary/Cretaceous exploration prospects developed by McMoRan (other than those reflected below) will not be included in the subject interests. As of September 30, 2015, McMoRan had acquired working interests in additional Inboard Lower Tertiary/Cretaceous exploration prospects that are not part of the subject interests.
Impairment charges of $101.0 million, representing the carrying value associated with the offshore England and onshore Tortuga and Lineham Creek subject interests, were recorded for the nine-month period ended September 30, 2015 ($11.5 million of which was recorded for the three-month period ended September 30, 2015 relating to the onshore Lineham Creek subject interest). McMoRan informed the Trustee that it does not plan to drill, further develop or conduct operational activities on these subject interests and intends to relinquish the related lease. Additionally, during the third quarter of 2015, McMoRan informed the Trustee that it does not plan to further develop the offshore Lafitte subject interest and intends to relinquish the related leases. The carrying value associated with the offshore Lafitte subject interest was zero as of September 30, 2015. McMoRan's working interest and the Royalty Trust's overriding royalty interest in the related leases will terminate when the related leases are relinquished.

An impairment charge of $28.6 million, representing the carrying value associated with the offshore Barbosa subject interest, was recorded for the nine-month period ended September 30, 2014. McMoRan informed the Trustee it did not plan to drill or conduct operational activities on the offshore Barbosa subject interest prior to its June 30, 2014, lease expiration date.
McMoRan has informed the Trustee that it either has no plans to pursue, has relinquished, or has allowed to expire all subject interests except for the onshore Highlander subject interest. In the event on or before December 5, 2017, McMoRan acquires a leasehold interest covering the same area covered by a terminated lease, or acquires additional leasehold interests associated with any of the subject interests, such newly acquired leasehold interests shall become part of the subject interests.
Information regarding McMoRan's estimated working interest and the Royalty Trust's estimated overriding royalty interest for each subject interest as of September 30, 2015, is set forth below.

Subject Interest	McMoRan's Estimated Working Interest Related to the Subject Interests	Operator	Royalty Trust's Estimated Overriding Royalty Interest (5% proportionately reduced to reflect the Estimated Working Interest)
Davy Jones (a)	—	McMoRan	—
Blackbeard East (a)	—	McMoRan	—
Lafitte (b)	72%	McMoRan	3.6%
Blackbeard West (a)	—	McMoRan	—
England (c)	—	McMoRan	—
Barbosa (a)	—	McMoRan	—
Morgan (a)	—	McMoRan	—
Barataria (a)	—	McMoRan	—
Blackbeard West #3 (a)	—	McMoRan	—
Drake (a)	—	McMoRan	—
Davy Jones West (a)	—	McMoRan	—
Hurricane (d)	72%	McMoRan	3.6%
Hook (a)	—	McMoRan	—
Captain Blood (a)	—	McMoRan	—
Bonnet (a)	—	McMoRan	—
Queen Anne's Revenge (a)	—	McMoRan	—
Calico Jack (a)	—	McMoRan	—
Highlander	72%	McMoRan	3.6%
Lineham Creek (e)	36%	Chevron	1.8%
Tortuga (c)	—	McMoRan	—

(a)    McMoRan's lease rights to the offshore Davy Jones, Blackbeard East, Blackbeard West, Barbosa, Morgan, Barataria, Blackbeard West #3, Drake, Davy Jones West, Hook, Captain Blood, Bonnet, Queen Anne's Revenge and Calico Jack subject interests have expired or were relinquished. In the event on or before December 5, 2017, McMoRan acquires a leasehold interest covering the same area covered by a terminated lease, or acquires additional leasehold interests associated with any of the subject interests, such newly acquired leasehold interests shall become part of the subject interests, and if this were to occur, it is expected that the Royalty Trust's overriding royalty interest would be 5 percent of McMoRan's estimated working interest as indicated in the master conveyance.

(b)    During the third quarter of 2015, McMoRan informed the Trustee that it does not plan to further develop the offshore Lafitte subject interest and intends to relinquish the related lease. The carrying value associated with the offshore Lafitte subject interest was zero as of September 30, 2015. McMoRan's working interest and the Royalty Trust's overriding royalty interest in the related lease will terminate when the related lease is relinquished. In the event on or before December 5, 2017, McMoRan acquires a leasehold interest covering the same area covered by a terminated lease, or acquires additional leasehold interests associated with any of the subject interests, such newly acquired leasehold interests shall become part of the subject interests.

(c)    Impairment charges of $89.5 million, representing the carrying value associated with the offshore England and onshore Tortuga subject interests, were recorded for the nine-month period ended September 30, 2015. McMoRan informed the Trustee that it does not plan to drill or conduct operational activities on these subject interests and has relinquished leases associated with a substantial portion of these subject interests. In the event on or before December 5, 2017, McMoRan acquires a leasehold interest covering the same area covered by a terminated lease, or acquires additional leasehold interests associated with any of the subject interests, such newly acquired leasehold interests shall become part of the subject interests.

(d)    McMoRan has informed the Trustee that it does not plan to develop the offshore Hurricane subject interest. McMoRan's working interest and the Royalty Trust's overriding royalty interest in the related lease will terminate when the related lease expires. In the event on or before December 5, 2017, McMoRan acquires a leasehold interest covering the same area covered by a terminated lease, or acquires additional leasehold interests associated with any of the subject interests, such newly acquired leasehold interests shall become part of the subject interests.

(e)    An impairment charge of $11.5 million, representing the carrying value associated with the onshore Lineham Creek subject interest, was recorded for the three-month period ended September 30, 2015. McMoRan informed the Trustee that it does not plan to further develop the subject interest and intends to relinquish the related leases. In the event on or before December 5, 2017, McMoRan acquires a leasehold interest covering the same area covered by a terminated lease, or acquires additional leasehold interests associated with any of the subject interests, such newly acquired leasehold interests shall become part of the subject interests.

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

Exploration, Development and Production Activities. McMoRan has a position in the Inboard Lower Tertiary/Cretaceous natural gas trend, located onshore in South Louisiana.

In July 2015, the Highlander well was shut in for remedial workover operations to address a mechanical issue encountered in the wellbore. In September 2015, workover operations were completed on the Highlander well, and production was re-established. Recent gross rates from the well, which are restricted because of limited production facilities, approximated 25 MMcf per day (approximately 12 MMcf per day net to McMoRan). Production testing in February 2015 indicated a flow rate of 75 MMcf per day (approximately 37 MMcf per day net to McMoRan).

McMoRan expects to complete the installation of additional processing facilities to accommodate the higher flow rates from the Highlander well by year-end 2015. A second well location has been identified, and future plans are being considered. McMoRan has identified multiple additional locations on the Highlander structure, which is located onshore in South Louisiana where McMoRan controls rights to more than 50,000 gross acres.

Inboard Lower Tertiary/Cretaceous Oil and Gas Prospect Acreage. At September 30, 2015, McMoRan owned or controlled (through options to lease) interests in approximately 1,040 oil and gas leases in the shallow waters of the Gulf of Mexico and onshore in South Louisiana, covering approximately 129,000 gross acres (70,000 acres net to McMoRan's interests) associated with the subject interests. Approximately 4 percent, 15 percent and 15 percent of those net acres associated with the subject interests are scheduled to expire during the remainder of 2015, 2016 and 2017, respectively. This leasehold acreage can be maintained by McMoRan continuing operations, commencing additional operations or exercising the option, as applicable. Whether or not McMoRan maintains the acreage scheduled to expire is determined by McMoRan's current and future plans, over which the Royalty Trust has no control. The following table reflects the oil and gas acreage associated with the subject interests in which McMoRan owned rights to the related leases as of September 30, 2015.

	Developed		Undeveloped (a)
	Gross	Net	Gross	Net
	Acres	Acres	Acres	Acres
Offshore (federal waters)	—	—	32,627	15,232
Onshore South Louisiana	9,000	6,480	81,434	45,820
Total as of September 30, 2015	9,000	6,480	114,061	61,052 (b)
(a)     McMoRan has one option covering 6,000 gross acres (2,592 net acres) associated with the subject interests.
(b)     Includes 2,722 net acres scheduled to expire during the remainder of 2015.
The following table reflects changes in McMoRan's acreage associated with the subject interests during the nine-month period ended September 30, 2015.

	Gross Acres						Net Acres
					Controlled						Controlled
	Offshore		Onshore		by Options		Offshore		Onshore		by Options
Total as of December 31, 2014	217,963		100,113		6,039		133,205		55,466		5,877
Acquisitions	—		3,819	(a)	—		—		2,847	(a)	—
Options exercised/expired	—		2,566	(b)	(4,575)	(b)	—		1,839	(b)	(3,285)	(b)
Lease expirations and other	(185,336)	(c)	(16,064)	(c)	4,536	(c)	(117,973)	(c)	(7,852)	(c)	—
Total as of September 30, 2015	32,627		90,434		6,000		15,232		52,300		2,592
((a)     Acquisitions were primarily associated with the onshore Highlander subject interest.
(b)     During the nine-month period ended September 30, 2015, McMoRan allowed 2,009 gross (1,446 net) optioned acres to expire and exercised on 2,566 gross (1,839 net) optioned acreage.
(c)     Lease expirations and other is primarily related to the expiration or relinquishment of the leases associated with the offshore Davy Jones, Blackbeard East, Blackbeard West, England, Barbosa, Barataria, Blackbeard West #3, Drake, Davy Jones West, Hook, Captain Blood, Bonnet, Queen Anne's Revenge and Calico Jack subject interests and the onshore Tortuga subject interest during the nine-month period ended September 30, 2015, in addition to adjustments resulting from surveys and title examinations. McMoRan has informed the Trustee that it either has no plans to pursue, has relinquished, or has allowed to expire all subject interests except for the onshore Highlander subject interest. In the event on or before December 5, 2017, McMoRan acquires a leasehold interest covering the same area covered by a terminated lease, or acquires additional leasehold interests associated with any of the subject interests, such newly acquired leasehold interests shall become part of the subject interests.

RESULTS OF OPERATIONS

As of September 30, 2015, only the onshore Highlander subject interest had established commercial production. In accordance with the master conveyance, in the second quarter of 2015, the Royalty Trust began receiving royalties from McMoRan. During the nine-month period ended September 30, 2015, the Royalty Trust received royalties from McMoRan of $254,397 resulting from the onshore Highlander subject interest's production($133,922 of which was received during the three-month period ended September 30, 2015). During the three- and nine-month periods ended September 30, 2014, the Royalty Trust received no royalties. In July 2015, the Highlander well was shut in for remedial workover operations to address a mechanical issue encountered in the wellbore. In September 2015, workover operations were completed on the Highlander well, and production was re-established. During the nine-month period ended September 30, 2015, the Royalty Trust paid administrative expenses of $434,647 ($92,978 of which was paid during the three-month period ended September 30, 2015) and during the nine-month period ended September 30, 2014, the Royalty Trust paid administrative expenses of $470,233 ($99,312 of which was paid during the three-month period ended September 30, 2014). Administrative expenses, which consisted primarily of audit, legal and trustee expenses incurred in connection with the administration of the Royalty Trust, decreased during the three- and nine-month periods ended September 30, 2015, compared to the corresponding 2014 periods, primarily due to the timing of payments, which are recorded in accordance with the modified cash basis of accounting.

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

Forward-looking statements are not guarantees or assurances of future performance and actual results may differ materially from those anticipated, projected or assumed in the forward-looking statements. Important factors that may cause actual results to differ materially from those anticipated by the forward-looking statements include, but are not limited to: the risk that the subject interests will not produce hydrocarbons; general economic and business conditions; variations in the market demand for, and prices of, oil and natural gas; drilling results; changes in oil and natural gas reserve expectations; the potential adoption of new governmental regulations; decisions by FCX or McMoRan not to develop the subject interests; any inability of FCX or McMoRan to develop the subject interests; damages to facilities resulting from natural disasters or accidents; fluctuations in the market price, volume and frequency of the trading market for the royalty trust units; the Royalty Trust's ability to comply with the QTCQX U.S. quotation requirements and take actions necessary to maintain quotation of the royalty trust units on the QTCQX U.S.; and other factors described in Part I, Item 1A. "Risk Factors" in the Royalty Trust's Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC, as updated by the Royalty Trust's subsequent filings with the SEC.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Royalty Trust's most significant credit risk relates to adverse changes in FCX's or McMoRan's financial condition or results of operations. During the nine-month period ended September 30, 2015, the Royalty Trust received royalties from McMoRan of $254,397 resulting from the onshore Highlander subject interest's production ($133,922 of which was received during the three-month period ended September 30, 2015). Royalties are paid to the Royalty Trust on the last day of the month following the month in which production payments are received by McMoRan in accordance with the terms of the master conveyance. Royalties received by the Royalty Trust will not result in immediate distributions to the Royalty Trust unitholders as royalties are first subject to payment of loans outstanding, administrative expenses of the Royalty Trust and the establishment of a cash reserve for payment of future liabilities as determined at the discretion of the Trustee. Royalty receipts were not sufficient to repay the Royalty Trust's existing indebtedness or to cover administrative expenses of the Royalty Trust during the nine-month period ended September 30, 2015. As a result, there were no distributions paid to Royalty Trust unitholders during such period. Additionally, there are no distributions anticipated during the remainder of 2015. In July 2015, the Highlander well was shut in for remedial workover operations to address a mechanical issue encountered in the wellbore. In September 2015, workover operations were completed on the Highlander well, and production was re-established. The Royalty Trust's only other sources of liquidity are mandatory annual contributions, any loans and the required standby reserve account or letter of credit from FCX.

FCX has agreed to pay annual trust expenses up to a maximum amount of $350,000, with no right of repayment or interest due to the extent the Royalty Trust lacks sufficient funds to pay administrative expenses. During each of the nine-month periods ended September 30, 2015 and 2014, FCX contributed $350,000 to the Royalty Trust with respect to this arrangement. In addition to such annual contributions, FCX has agreed to lend money, on an unsecured, interest-free basis, to the Royalty Trust to fund the Royalty Trust's ordinary administrative expenses as set forth in the royalty trust agreement. Since inception, FCX has loaned $650,000 to the Royalty Trust under this arrangement, none of which has been repaid as of September 30, 2015.

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

Downward pressure on oil and natural gas prices has continued in 2015. During the third quarter of 2015, the New York Mercantile Exchange natural gas price fluctuated from a low of $2.51 per million British thermal units

(MMBtu) to a high of $2.95 per MMBtu and the West Texas Intermediate crude oil price ranged from a low of $37.75 per barrel to a high of $58.98 per barrel. On September 30, 2015, the spot prices for natural gas and crude oil were $2.52 per MMBtu and $45.09 per barrel, respectively. During the fourth quarter of 2015, oil prices have slightly increased and the WTI crude oil price was $46.32 per barrel on November 4, 2015.

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

(b) Changes in internal control over financial reporting. During the quarter ended September 30, 2015, there has been no change in the Royalty Trust's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Royalty Trust's internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of FCX.

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

Date: November 6, 2015

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