Form 10-K
period 2015-12-31
Gulf Coast Ultra Deep Royalty Trust
filed 2016-03-11
CIK 1565146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Royalty Trust Units
(Title of Class)

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
☐ Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer (Do not check if a smaller reporting company) ☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The aggregate market value of royalty trust units held by non-affiliates of the registrant was $75.2 million on June 30, 2015.

On February 29, 2016, there were outstanding 230,172,696 royalty trust units representing beneficial interests in the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

Gulf Coast Ultra Deep Royalty Trust
Annual Report on Form 10-K for
the fiscal year ended December 31, 2015

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (Form 10-K) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). Forward-looking statements are all statements other than statements of historical facts, such as any statements regarding the future financial condition of Gulf Coast Ultra Deep Royalty Trust (the Royalty Trust) or the trading market for the royalty trust units, all statements regarding McMoRan Oil & Gas LLC’s (McMoRan) plans for the subject interests (as defined in this Form 10-K), the potential results of any drilling on the subject interests by the applicable operator, anticipated interests of McMoRan and the Royalty Trust in any of the subject interests, McMoRan’s geologic model and the nature of the geologic trend in the Gulf of Mexico and onshore in South Louisiana discussed in this Form 10-K, and all statements regarding any belief or understanding of the nature or potential of the subject interests. The words “anticipates,” “may,” “can,” “plans,” “believes,” “estimates,” “expects,” “projects,” “intends,” “likely,” “will,” “should,” “to be,” "potential," and any similar expressions and/or statements that are not historical facts are intended to identify those assertions as forward-looking statements.

Forward-looking statements are not guarantees or assurances of future performance and actual results may differ materially from those anticipated, projected or assumed in the forward-looking statements. Important factors that may cause actual results to differ materially from those anticipated by the forward-looking statements include, but are not limited to: the outcome of Freeport-McMoRan Inc.'s (FCX) strategic review of its oil and gas business; the risk that the subject interests will not produce hydrocarbons; general economic and business conditions; variations in the market demand for, and prices of, oil and natural gas; drilling results; changes in oil and natural gas reserve expectations; the potential adoption of new governmental regulations; decisions by FCX or McMoRan not to develop the subject interests; any inability of FCX or McMoRan to develop the subject interests; damages to facilities resulting from natural disasters or accidents; fluctuations in the market price, volume and frequency of the trading market for the royalty trust units; the Royalty Trust's ability to comply with the OTCQX U.S. quotation requirements and take actions necessary to maintain quotation of the royalty trust units on the OTCQX U.S.; and other factors described in Part I, Item 1A. “Risk Factors” of this Form 10-K.

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

PART I

Items 1. and 2. Business and Properties

Our periodic and current reports filed or furnished with or to the United States Securities and Exchange Commission (SEC) pursuant to Section 13(a) or 15(d) of the Exchange Act are available, free of charge, through our website, http://gultu.investorhq.businesswire.com, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and any amendments to those reports. These reports and amendments are available through our website as soon as reasonably practicable after we electronically file or furnish such materials with or to the SEC.

References to “we,” “us,” and “our” refer to the Royalty Trust. References to “Notes” refer to the Notes to the Financial Statements included herein (refer to Part II, Item 8. "Financial Statements and Supplementary Data" of this Form 10-K). We have also provided a glossary of definitions for some of the oil and gas industry terms we use in this Form 10-K beginning on page 57.

THE ROYALTY TRUST

The Royalty Trust. On June 3, 2013, FCX and McMoRan Exploration Co. (MMR) completed the transactions contemplated by the Agreement and Plan of Merger, dated as of December 5, 2012 (the merger agreement), by and among MMR, FCX, and INAVN Corp., a Delaware corporation and indirect wholly owned subsidiary of FCX

(Merger Sub). Pursuant to the merger agreement, Merger Sub merged with and into MMR, with MMR surviving the merger as an indirect wholly owned subsidiary of FCX (the merger).

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

The Royalty Trust was created to hold a 5% gross overriding royalty interest (collectively, the overriding royalty interests) in future production from each of McMoRan's Inboard Lower Tertiary/Cretaceous exploration prospects located in the shallow waters of the Gulf of Mexico and onshore in South Louisiana that existed as of December 5, 2012, the date of the merger agreement (collectively, the subject interests). The subject interests were "carved out" of the mineral interests acquired by FCX pursuant to the merger and were not considered part of FCX's purchase consideration of MMR. McMoRan owns less than 100% of the working interest associated with each of the subject interests.

The Royalty Trust recorded impairment charges totaling $161.8 million during the year ended December 31, 2015, and $231.7 million during the year ended December 31, 2014. During 2015, the impairment charges included $101.0 million related to the offshore England and onshore Tortuga and Lineham Creek subject interests as McMoRan informed the Trustee that it does not plan to conduct further activities on these subject interests and intends to relinquish the related leases, and $60.8 million related to the onshore Highlander subject interest primarily as a result of declines in commodity prices and changes in McMoRan's operating and development plans. During 2015, McMoRan also informed the Trustee that it intends to assign or relinquish the lease related to the offshore Lafitte subject interest, for which the Royalty Trust had no carrying value.

During 2014, the Royalty Trust recorded impairment charges related to 13 of the subject interests due to the decline in oil prices during the fourth quarter of 2014, and FM O&G's reduced budgeted capital expenditures and other activities for 2015. In the event on or before December 5, 2017, McMoRan acquires a leasehold interest covering the same area covered by a terminated lease, or acquires additional leasehold interests associated with any of the subject interests, such newly acquired leasehold interests will become part of the subject interests.

As described below, as of December 31, 2015, only the onshore Highlander subject interest had any reserves classified as proved, probable or possible and had established commercial production. McMoRan has informed the Trustee that it has no plans to pursue, has relinquished, or has allowed to expire all subject interests except for the onshore Highlander subject interest. Additionally, McMoRan has informed the Trustee that it is unlikely to drill additional Inboard Lower Tertiary/Cretaceous wells at the current time, considering existing natural gas prices and the cost of drilling and completing these wells. McMoRan has also informed the Trustee that as annual rentals on leases outside the currently producing unit at the onshore Highlander subject interest become due, it will decide whether to pay or not pay its proportional share of such rentals. Under the operating agreement applicable to these leases, McMoRan is obligated to offer its interest in any acreage it decides to release to its co-lessees free and clear of the overriding royalty interest. During 2016, McMoRan has elected to release its interest in certain leases at the onshore Highlander subject interest outside the currently producing unit, representing approximately 9,200 net acres.

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
As of December 31, 2015, FCX beneficially owned 27.1% of the outstanding royalty trust units. All information in this Form 10-K regarding the subject interests has been furnished to the Trustee by FCX and

McMoRan. The reserve estimates have been prepared by independent petroleum engineers as described herein, based on information furnished by FM O&G.

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

If a liability is contingent or uncertain in amount or not yet currently due and payable, the Trustee may create a cash reserve to pay for the liability. If the Trustee determines that the cash on hand and the cash to be received are insufficient to cover expenses or liabilities of the Royalty Trust, the Trustee may borrow funds required to pay those expenses or liabilities. The Trustee may borrow the funds from any person, including FCX or itself. The Trustee may also encumber the assets of the Royalty Trust (i.e., the overriding royalty interests) to secure payment of the indebtedness. If the Trustee, on behalf of the Royalty Trust, borrows funds, whether from FCX or from any other source, to cover expenses or liabilities, the Royalty Trust unitholders will not receive distributions until the borrowed funds are repaid. Since the Royalty Trust does not conduct an active business and the Trustee has little power to incur obligations, it is expected that the Royalty Trust will only incur liabilities for routine administrative expenses, such as the Trustee’s fees and accounting, engineering, legal, tax advisory and other professional fees.

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

Pursuant to the royalty trust agreement, FCX has agreed to pay annual trust expenses up to a maximum amount of $350,000, with no right of repayment or interest due, to the extent the Royalty Trust lacks sufficient funds to pay administrative expenses. During each of the years ended December 31, 2015, 2014 and 2013, FCX contributed $350,000 to the Royalty Trust under this arrangement. In addition to such annual contributions, FCX has agreed to lend money, on an unsecured, interest-free basis, to the Royalty Trust to fund the Royalty Trust's ordinary administrative expenses as set forth in the royalty trust agreement. During the year ended December 31, 2015, FCX did not lend money to the Royalty Trust under this arrangement. During the years ended December 31, 2014 and 2013, FCX loaned $200,000 and $450,000, respectively, to the Royalty Trust under this arrangement, none of which has been repaid as of December 31, 2015. If the Trustee, on behalf of the Royalty Trust, borrows funds, whether from FCX or from any other source, to cover expenses or liabilities, the Royalty Trust unitholders will not receive distributions until the borrowed funds are repaid.

Pursuant to the royalty trust agreement, FCX agreed to provide and maintain a $1.0 million stand-by reserve account or an equivalent letter of credit for the benefit of the Royalty Trust to enable the Trustee to draw on such reserve account or letter of credit to pay obligations of the Royalty Trust if its funds are inadequate to pay its obligations at any time. Currently, with the consent of the Trustee, FCX may reduce the reserve account or substitute a letter of credit with a different face amount for the original letter of credit or any substitute letter of credit. In connection with this arrangement, FCX has provided $1.0 million in the form of a reserve fund cash account to the Royalty Trust. The Royalty Trust has not drawn any funds from the reserve account, and FCX has not requested a reduction of such reserve account.

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

Protection of Trustee. Pursuant to the royalty trust agreement, the Trustee may request certification of any fact, circumstance, computation or other matter relevant to the Royalty Trust or the Trustee’s performance of its duties, and will be fully protected in relying on any such certification or other statement or advice from FCX or McMoRan or any officer or other employee of FCX or McMoRan. Any person having any claim against the Trustee by reason of the transactions contemplated by the royalty trust agreement or any of the related documents or agreements will look only to the Royalty Trust’s property for payment or satisfaction thereof.
Amendment of Trust Agreement. Amendments to the royalty trust agreement generally require the affirmative vote of holders of a majority of royalty trust units constituting a quorum, although less than a majority of the royalty trust units then outstanding (including any royalty trust units held by FCX, other than with respect to matters where a conflict of interest between FCX and unaffiliated Royalty Trust unitholders is present). However, any amendment that would permit holders of fewer than 80% (which, after June 3, 2018, will be reduced to 66⅔%) of the outstanding royalty trust units to (i) approve a sale of all or substantially all of the overriding royalty interests or (ii) terminate the Royalty Trust requires the affirmative vote of holders of 80% (which, after June 3, 2018, will be reduced to 66⅔%) or more of the outstanding royalty trust units held by persons other than FCX or its affiliates.

FCX and the Trustee are permitted to supplement or amend the royalty trust agreement, without the approval of the Royalty Trust unitholders, in order to cure any ambiguity, to correct or supplement any provision which may be defective or inconsistent with any other provision thereof, or to change the name of the Royalty Trust, as long as such supplement or amendment does not adversely affect the interests of the Royalty Trust unitholders. However, no amendment may:

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

Compensation of the Trustee. The Trustee is paid the sum of $150,000 per year until the first year in which the Royalty Trust receives any royalty payments pursuant to the conveyances of the overriding royalty interests, at which time such sum is increased to $200,000 per year. Because the Royalty Trust received royalties related to the onshore Highlander subject interest in the second quarter of 2015, the Trustee's compensation increased to $200,000 per year beginning in 2016. Additionally, the Trustee receives reimbursement for its reasonable out-of-pocket expenses incurred in connection with the administration of the Royalty Trust. In the event of litigation involving the Royalty Trust, audits or inspection of the records of the Royalty Trust pertaining to the transactions affecting the Royalty Trust or any other unusual or extraordinary services rendered in connection with the administration of the Royalty Trust, the Trustee would be entitled to receive additional reasonable compensation for the services rendered, including the payment of the Trustee’s standard rates for all time spent by personnel of the Trustee on such matters. The Trustee’s compensation is paid out of the Royalty Trust's assets. The Trustee has a lien on the Royalty Trust’s assets to secure payment of its compensation and any indemnification expenses and other amounts to which it is entitled under the royalty trust agreement.

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

Unless otherwise required by the royalty trust agreement, any matter (including unit splits or reverse splits) may be approved by the affirmative vote of holders of a majority of royalty trust units constituting a quorum, although less than a majority of the royalty trust units then outstanding (including any royalty trust units held by FCX, other than with respect to matters where a conflict of interest between FCX and unaffiliated Royalty Trust unitholders is present). The affirmative vote of the holders of 80% (which, after June 3, 2018, will be reduced to 66⅔%) of the outstanding royalty trust units will be required to (i) approve a sale of all or substantially all of the overriding royalty interests, (ii) terminate the Royalty Trust or (iii) amend the royalty trust agreement to permit the holders of fewer than 80% (which, after June 3, 2018, will be reduced to 66⅔%) of the outstanding royalty trust units to approve a sale of all or substantially all of the overriding royalty interests, or to terminate the Royalty Trust.

The Trustee may be removed, with or without cause, by the affirmative vote of holders of a majority of the outstanding royalty trust units.
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

Duration of the Royalty Trust. The Royalty Trust will dissolve on the earliest to occur of (i) June 3, 2033, (ii) the sale of all of the overriding royalty interests, (iii) the election by the Trustee following its resignation for cause (as more fully described in the royalty trust agreement), (iv) a vote of the holders of 80% (which after June 3, 2018, will be reduced to 66⅔%) or more of the outstanding royalty trust units held by persons other than FCX or any of its affiliates, at a duly called meeting of the Royalty Trust unitholders at which a quorum is present, or (v) the exercise by FCX of the right to call all of the royalty trust units as described in the next paragraph.  The overriding royalty interests terminate upon the termination of the Royalty Trust, other than in certain limited circumstances where the Royalty Trust has been permitted to transfer the overriding royalty interests to a third party pursuant to the terms of the royalty trust agreement (in which case the overriding royalty interests may extend through June 3, 2033).

FCX Call Rights. FCX has a call right with respect to the outstanding royalty trust units at $10 per royalty trust unit, which may not be exercised prior to June 3, 2018.  In addition, at any time after June 3, 2018, if the royalty trust units are then listed for trading or admitted for quotation on a national securities exchange or any quotation system and the volume weighted average price per royalty trust unit is equal to $0.25 or less for the immediately preceding consecutive nine-month period, FCX may purchase all, but not less than all, of the outstanding royalty trust units at a price of $0.25 per royalty trust unit so long as FCX tenders payment within 30 days following the end of such nine-month period.
Resignation of Trustee. The Trustee may resign, with or without cause, at any time by providing at least 60 days notice to FCX and the Royalty Trust unitholders of record, but the resignation of the Trustee will not be effective until a successor trustee has accepted its appointment. The Trustee may nominate a successor trustee, which may be approved and appointed by FCX without a meeting or vote of the Royalty Trust unitholders. If the Trustee has given notice of resignation for cause and a successor trustee has not accepted its appointment as successor trustee during the 90-day period following FCX's receipt of such notice, the annual fee payable to the Trustee will be increased by 5% as of the end of such 90-day period, and will be further increased by 5% for each month or portion of a month thereafter (up to a maximum of two times the fee payable at the time the notice of resignation was received by FCX) until a successor trustee has accepted its appointment.

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

Overriding Royalty Interests. The royalty trust units represent beneficial interests in the Royalty Trust, which holds a 5% gross overriding royalty interest in future production from each of the subject interests during the life of the Royalty Trust. An "overriding" royalty interest in general represents a non-operating interest in an oil and gas property that provides the owner a specified share of production without any related operating expenses or development costs and is carved out of an oil and gas lessee's working or cost-bearing interest under the lease. In contrast, a "working" or "cost-bearing" interest in general represents an operating interest in an oil and gas property that provides the owner a specified share of production that is subject to all production expenses and development costs. An owner of a working or cost-bearing interest, subject to the terms of an applicable operating agreement, generally has the right to participate in the selection of a prospect, drilling location or drilling contractor; to propose the drilling of a well; to determine the timing and sequence of drilling operations; to commence or shut down production; to take over operations; or to share in any operating decision. An owner of an overriding royalty interest generally has none of the rights described in the preceding sentence, and neither the Royalty Trust nor the Royalty Trust unitholders has any such rights.

The overriding royalty interests are free and clear of any and all drilling, development and operating costs and expenses, except that the overriding royalty interests bear a proportional share of costs incurred for activities downstream of the wellhead for gathering, transporting, compressing, treating, handling, separating, dehydrating or processing the produced hydrocarbons prior to their sale, and certain production, severance, sales, excise and similar taxes related to the sale of the produced hydrocarbons and property or ad valorem taxes to the extent assessed on the subject interests (the specified post-production costs and specified taxes, respectively). The hydrocarbons underlying the overriding royalty interests are valued at the wellhead (after deduction or withholding of specified taxes and less any specified post-production costs) and neither McMoRan nor FCX has any duty to transport or market the produced hydrocarbons away from the wellhead without cost. The hydrocarbons underlying the overriding royalty interests are subject to and bear production and similar taxes.
Royalty Trust Units. Each royalty trust unit represents a pro rata undivided share of beneficial ownership in the Royalty Trust. Each royalty trust unit entitles its holder to the same rights and benefits as the holder of any other royalty trust unit, and the Royalty Trust has no other authorized or outstanding class of equity security.

Distributions and Income Computations.  On a quarterly basis, the Trustee will determine the amount of funds available for distribution to the Royalty Trust unitholders. Available funds will equal the excess cash received by the Royalty Trust from the overriding royalty interests and other sources during that quarter over the Royalty Trust’s liabilities for that quarter. In any event, no distributions will be made until such time as the Trustee receives cash proceeds from the overriding royalty interests. Additionally, to the extent that the Trustee, on behalf of the Royalty Trust, has borrowed funds, whether from FCX or from any other source, to cover expenses or liabilities, the Royalty Trust unitholders will not receive distributions until the borrowed funds are repaid. Available funds will be further reduced by any cash the Trustee determines to hold as a reserve against future liabilities. The Trustee will establish a cash reserve equal to such amount. Royalty Trust unitholders that own their royalty trust units on the close of business on the record date for each calendar quarter will receive a pro-rata distribution of the amount of the cash available for distribution generally 10 business days after the quarterly record date.
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

The royalty trust agreement also requires FCX or McMoRan to provide to the Royalty Trust such other information available to FCX or McMoRan concerning the overriding royalty interests and the subject interests burdened by the overriding royalty interests and related matters as may be necessary for the Royalty Trust to comply with its reporting obligations. In addition, the royalty trust agreement requires FCX or McMoRan to provide to the Royalty Trust all information required to comply with the requirements of the Exchange Act (including a “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” relating to the Royalty Trust's financial statements) and such further information as may be required or reasonably requested by the Trustee from time to time. Pursuant to the royalty trust agreement, the Royalty Trust and the Trustee are entitled to rely on the information provided by FCX or McMoRan without investigation and are fully protected and will incur no liability in doing so. However, neither FCX nor McMoRan nor their affiliates may be required to disclose, produce or prepare any information, documents or other materials which were generated for analysis or discussion purposes, contain interpretative data, or are subject to the attorney-client or attorney-work-product privileges, or any other privileges to which they may be entitled pursuant to applicable law.

A Royalty Trust unitholder and his representatives may examine, during reasonable business hours and at the expense of such Royalty Trust unitholder, the records of the Royalty Trust and the Trustee.

Liability of the Royalty Trust Unitholders and the Royalty Trust. Under the Delaware Statutory Trust Act, Royalty Trust unitholders are entitled to the same limitation of personal liability extended to stockholders of private for-profit corporations under the Delaware General Corporation Law. Nevertheless, courts in jurisdictions outside of Delaware may not give effect to such limitation of personal liability.

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

THE SUBJECT INTERESTS

The subject interests consist of 20 specified Inboard Lower Tertiary/Cretaceous prospects (which have target depths generally greater than 18,000 feet total vertical depth) located in the shallow waters of the Gulf of Mexico and onshore in South Louisiana, one of which began commercial production in 2015, and the rest of which are exploration prospects. The offshore subject interests consist of the following exploration prospects: (1) Barataria; (2) Barbosa; (3) Blackbeard East; (4) Blackbeard West; (5) Blackbeard West #3; (6) Bonnet; (7) Calico Jack; (8) Captain Blood; (9) Davy Jones; (10) Davy Jones West; (11) Drake; (12) England; (13) Hook; (14) Hurricane; (15) Lafitte; (16) Morgan; and (17) Queen Anne's Revenge. The onshore subject interests consist of (1) Highlander; (2) Lineham Creek; and (3) Tortuga. Other than the onshore Highlander subject interest, which began commercial production on February 25, 2015, the onshore subject interests are currently exploration prospects. McMoRan does not own 100% of the estimated working interest associated with any of the subject interests. The overriding royalty interests in future production from the subject interests burden all of McMoRan's leasehold interests associated with such prospects as of December 5, 2012, and will burden any leasehold interests associated with such prospects that McMoRan acquires on or before December 5, 2017, up to the estimated working interests reflected in the master conveyance (subject to McMoRan's right to dispose of a portion of the working interests to a percentage not less than the estimated working interests reflected in the master conveyance). Each of the overriding royalty interests has been, or will be, proportionately reduced based on McMoRan's working interest to equal the product of 5% multiplied by a fraction, the numerator of which is the working interest held by McMoRan and its affiliates associated with the applicable subject interest (subject to a cap equal to McMoRan's estimated working interest (equal to the working interest McMoRan owns or expects to acquire and as reflected in the master conveyance) associated with each subject interest, on a prospect-by-prospect basis) and the denominator of which is 100%.

As of December 5, 2012, the date of the merger agreement, the subject interests comprised all of McMoRan's Inboard Lower Tertiary/Cretaceous exploration prospects. Additional Inboard Lower Tertiary/Cretaceous exploration prospects developed by McMoRan (other than those reflected below) will not be included in the subject interests. As of December 31, 2015, McMoRan had acquired working interests in additional Inboard Lower Tertiary/Cretaceous exploration prospects that are not part of the subject interests.

The Royalty Trust recorded impairment charges totaling $161.8 million during the year ended December 31, 2015, and $231.7 million during the year ended December 31, 2014. During 2015, the impairment charges included $101.0 million related to the offshore England and onshore Tortuga and Lineham Creek subject interests as McMoRan informed the Trustee that it does not plan to conduct further activities on these subject interests and intends to relinquish the related leases, and $60.8 million related to the onshore Highlander subject interest primarily as a result of declines in commodity prices and changes in McMoRan's operating and development plans. During 2015, McMoRan also informed the Trustee that it intends to assign or relinquish the lease related to the offshore Lafitte subject interest, for which the Royalty Trust had no carrying value.

During 2014, the Royalty Trust recorded impairment charges related to 13 of the subject interests due to the decline in oil prices during the fourth quarter of 2014, and FM O&G's reduced budgeted capital expenditures and other activities for 2015. In the event on or before December 5, 2017, McMoRan acquires a leasehold interest covering the same area covered by a terminated lease, or acquires additional leasehold interests associated with any of the subject interests, such newly acquired leasehold interests will become part of the subject interests.

As described below, as of December 31, 2015, only the onshore Highlander subject interest had any reserves classified as proved, probable or possible and had established commercial production. McMoRan has informed the Trustee that it has no plans to pursue, has relinquished, or has allowed to expire all subject interests except for the onshore Highlander subject interest. Additionally, McMoRan has informed the Trustee that it is unlikely to drill additional Inboard Lower Tertiary/Cretaceous wells at the current time, considering existing natural gas prices and the cost of drilling and completing these wells. McMoRan has also informed the Trustee that as annual rentals on leases outside the currently producing unit at the onshore Highlander subject interest become due, it will decide whether to pay or not pay its proportional share of such rentals. Under the operating agreement applicable to these leases, McMoRan is obligated to offer its interest in any acreage it decides to release to its co-lessees free and clear of the overriding royalty interest. During 2016, McMoRan has elected to release its interest in certain leases at the onshore Highlander subject interest outside the currently producing unit, representing approximately 9,200 net acres.

Information regarding McMoRan's estimated working interest and the Royalty Trust's estimated overriding royalty interest for each subject interest as of December 31, 2015 is set forth below.

Subject Interest	McMoRan's Estimated Working Interest Related to the Subject Interests	Operator	Royalty Trust's Estimated Overriding Royalty Interest (5% proportionately reduced to reflect the Estimated Working Interest)
Davy Jones (a)	—	McMoRan	—
Blackbeard East (a)	—	McMoRan	—
Lafitte (b)	72%	McMoRan	3.6%
Blackbeard West (a)	—	McMoRan	—
England (c)	—	McMoRan	—
Barbosa (a)	—	McMoRan	—
Morgan (a)	—	McMoRan	—
Barataria (a)	—	McMoRan	—
Blackbeard West #3 (a)	—	McMoRan	—
Drake (a)	—	McMoRan	—
Davy Jones West (a)	—	McMoRan	—
Hurricane (d)	72%	McMoRan	3.6%
Hook (a)	—	McMoRan	—
Captain Blood (a)	—	McMoRan	—
Bonnet (a)	—	McMoRan	—
Queen Anne's Revenge (a)	—	McMoRan	—
Calico Jack (a)	—	McMoRan	—
Highlander (e)	72%	McMoRan	3.6%
Lineham Creek (f)	36%	Chevron	1.8%
Tortuga (c)	—	McMoRan	—

(a)     McMoRan's lease rights to the offshore Davy Jones, Blackbeard East, Blackbeard West, Barbosa, Morgan, Barataria, Blackbeard West #3, Drake, Davy Jones West, Hook, Captain Blood, Bonnet, Queen Anne's Revenge and Calico Jack subject interests have expired or were relinquished. In the event on or before December 5, 2017, McMoRan acquires a leasehold interest covering the same area covered by a terminated lease, or acquires additional leasehold interests associated with any of the subject interests, such newly acquired leasehold interests will become part of the subject interests, and if this were to occur, it is expected that the Royalty Trust's overriding royalty interest would be 5% of McMoRan's estimated working interest as indicated in the master conveyance.

(b)    During the third quarter of 2015, McMoRan informed the Trustee that it does not plan to further develop the offshore Lafitte subject interest and intends to assign or relinquish the related lease. The carrying value associated with the offshore Lafitte subject interest was zero as of September 30, 2015. McMoRan's working interest and the Royalty Trust's overriding royalty interest in the related lease will terminate when the related lease is relinquished. In the event on or before December 5, 2017, McMoRan acquires a leasehold interest covering the same area covered by a terminated lease, or acquires additional leasehold interests associated with any of the subject interests, such newly acquired leasehold interests will become part of the subject interests.

(c)     Impairment charges of $89.5 million, representing the carrying value associated with the offshore England and onshore Tortuga subject interests, were recorded during the second quarter of 2015. McMoRan informed the Trustee that it does not plan to drill or conduct operational activities on these subject interests and has relinquished leases associated with a substantial portion of these subject interests. In the event on or before December 5, 2017, McMoRan acquires a leasehold interest covering the same area covered by a terminated lease, or acquires additional leasehold interests associated with any of the subject interests, such newly acquired leasehold interests will become part of the subject interests.

(d)    McMoRan has informed the Trustee that it does not plan to develop the offshore Hurricane subject interest. McMoRan's working interest and the Royalty Trust's overriding royalty interest in the related lease will terminate when the related lease rights expire. In the event on or before December 5, 2017, McMoRan acquires a leasehold interest covering the same area covered by a terminated lease, or acquires additional leasehold interests associated with any of the subject interests, such newly acquired leasehold interests will become part of the subject interests.

(e)    An impairment charge of $60.8 million relating to the onshore Highlander subject interest was recorded during the fourth quarter of 2015, primarily as a result of declines in commodity prices and changes in McMoRan's operating and development plans.

(f)    An impairment charge of $11.5 million, representing the carrying value associated with the onshore Lineham Creek subject interest, was recorded during the third quarter of 2015. McMoRan informed the Trustee that it does not plan to further develop the subject interest and intends to relinquish the related leases. In the event on or before December 5, 2017, McMoRan acquires a leasehold interest covering the same area covered by a terminated lease, or acquires additional leasehold interests associated with any of the subject interests, such newly acquired leasehold interests will become part of the subject interests.

Exploratory and Development Drilling. The following table provides the total number of wells that McMoRan drilled on the subject interests during the years ended December 31, 2015, 2014 and 2013. For the purpose of this table, the term “completed” refers to the installation of permanent equipment for the production of oil or natural gas or, in the case of a dry well, to reporting to the appropriate authority that the well has been abandoned.

	Year Ended		Year Ended		Year Ended
	December 31, 2015 (a)		December 31, 2014 (b)		December 31, 2013 (c)
	Gross	Net	Gross	Net	Gross	Net
Exploratory
Productive:
Oil	—	—	—	—	—	—
Gas	1	1	—	—	—	—
Dry	1	—	5	3	—	—
	2	1	5	3	—	—

Development
Productive:
Oil	—	—	—	—	—	—
Gas	—	—	—	—	—	—
Dry	—	—	—	—	—	—
	—	—	—	—	—	—
	2	1	5	3	—	—

(a)    Includes the productive Highlander natural gas well, which began commercial production on February 25, 2015, and the dry Lineham Creek well. McMoRan has informed the Trustee that it does not plan to further develop the Lineham Creek well and intends to relinquish the related lease. Each of these two gross (one net) wells was drilled in prior years and completed in 2015. There were no in-progress and/or suspended wells associated with the subject interests at December 31, 2015.

(b)    Includes the Blackbeard East well whose lease unit expired on December 31, 2014, the Davy Jones No. 1 and Davy Jones No. 2 wells, both of which had unsuccessful flow test attempts, and the Blackbeard West No. 1 and Blackbeard West No. 2 wells, both of which had noncommercial results. Each of these five gross (three net) dry wells was drilled in prior years and completed in 2014. Excludes two gross (one net) in-progress wells associated with the subject interests at December 31, 2014.

(c)    Excludes seven gross (four net) in-progress and/or suspended wells associated with the subject interests at December 31, 2013.

McMoRan has informed the Trustee that it has no plans to pursue, has relinquished, or has allowed to expire all subject interests except for the onshore Highlander subject interest. Additionally, McMoRan has informed the Trustee that it is unlikely to drill additional Inboard Lower Tertiary/Cretaceous wells at the current time, considering existing natural gas prices and the cost of drilling and completing these wells. McMoRan has also informed the Trustee that as annual rentals on leases outside the currently producing unit at the onshore Highlander subject interest become due, it will decide whether to pay or not pay its proportional share of such rentals. Under the operating agreement applicable to these leases, McMoRan is obligated to offer its interest in any acreage it decides to release to its co-lessees free and clear of the overriding royalty interest. During 2016, McMoRan has elected to release its interest in certain leases at the onshore Highlander subject interest outside the currently producing unit, representing approximately 9,200 net acres.

The onshore Highlander subject interest began commercial production on February 25, 2015. Prior to this date there had been no commercial production of hydrocarbons from any of the subject interests. In July 2015, the Highlander well was shut in for remedial workover operations to address a mechanical issue encountered in the wellbore. In September 2015, workover operations were completed on the Highlander well, and production was re-established. During November 2015, McMoRan completed the installation of additional processing facilities to accommodate higher flow rates from the Highlander well. In December 2015, gross rates from the Highlander well averaged approximately 44 MMcf per day (approximately 21 MMcf per day net to McMoRan). The Highlander well resumed production February 26, 2016, after completion of well and facility maintenance activities requiring the well to be shut-in for approximately one month.

Acreage. At December 31, 2015, McMoRan owned or controlled (through options to lease) interests in approximately 660 oil and gas leases in the shallow waters of the Gulf of Mexico and onshore in South Louisiana, covering approximately 90,109 gross acres (54,791 acres net to McMoRan's interests) associated with the subject interests. Approximately 21% of those net acres associated with the subject interests are scheduled to expire between 2016 and 2018, unless a lease on such acreage is perpetuated by a lease holding operation. Whether or not McMoRan maintains the acreage scheduled to expire is determined by McMoRan's current and future plans, over which the Royalty Trust has no control. Additionally, McMoRan has informed the Trustee that it is unlikely to drill additional Inboard Lower Tertiary/Cretaceous wells at the current time, considering existing natural gas prices and the cost of drilling and completing these wells. McMoRan has also informed the Trustee that as annual rentals on leases outside the currently producing unit at the onshore Highlander subject interest become due, it will decide whether to pay or not pay its proportional share of such rentals. Under the operating agreement applicable to these leases, McMoRan is obligated to offer its interest in any acreage it decides to release to its co-lessees free and clear of the overriding royalty interest. During 2016, McMoRan has elected to release its interest in certain leases at the onshore Highlander subject interest outside the currently producing unit, representing approximately 9,200 net acres.

The following table reflects the oil and gas acreage associated with the subject interests in which McMoRan owned rights to the related leases as of December 31, 2015.

	Developed		Undeveloped (a)
	Gross	Net	Gross	Net
	Acres	Acres	Acres	Acres
Offshore (federal waters)	—	—	32,627	15,232
Onshore South Louisiana	9,000	6,480	48,482	33,079
Total as of December 31, 2015	9,000	6,480	81,109	48,311
(a)    As a result of impairment charges recorded in 2015 and prior years, there is no carrying value associated with undeveloped acreage remaining at December 31, 2015.

The following table reflects changes in McMoRan's acreage associated with the subject interests during the year ended December 31, 2015.

	Gross Acres				Net Acres

	Offshore		Onshore		Offshore		Onshore
Total as of December 31, 2014	217,963		100,113		133,205		55,466
Acquisitions	—		4,164	(a)	—		3,090	(a)
Options exercised/expired	—		2,566	(b)	—		1,839	(b)
Lease expirations and other	(185,336)	(c)	(49,361)	(c)	(117,973)	(c)	(20,836)	(c)
Total as of December 31, 2015	32,627		57,482		15,232		39,559
((a)     Acquisitions were primarily associated with the onshore Highlander subject interest.
(b)     At December 31, 2015, there were no remaining options to acquire acreage.
(c)     Lease expirations and other is primarily related to the expiration or relinquishment of the leases associated with the offshore Davy Jones, Blackbeard East, Blackbeard West, England, Barbosa, Barataria, Blackbeard West #3, Drake, Davy Jones West, Hook, Captain Blood, Bonnet, Queen Anne's Revenge and Calico Jack subject interests and the onshore Tortuga subject interest during the year ended December 31, 2015, in addition to adjustments resulting from surveys and title examinations. McMoRan has informed the Trustee that it has no plans to pursue, has relinquished, or has allowed to expire all subject interests except for the onshore Highlander subject interest. Additionally, McMoRan has informed the Trustee that it is unlikely to drill additional Inboard Lower Tertiary/Cretaceous wells at the current time, considering existing natural gas prices and the cost of drilling and completing these wells. McMoRan has also informed the Trustee that as annual rentals on leases outside the currently producing unit at the onshore Highlander subject interest become due, it will decide whether to pay or not pay its proportional share of such rentals. Under the operating agreement applicable to these leases, McMoRan is obligated to offer its interest in any acreage it decides to release to its co-lessees free and clear of the overriding royalty interest. During 2016, McMoRan has elected to release its interest in certain leases at the onshore Highlander subject interest outside the currently producing unit, representing approximately 9,200 net acres.
In the event on or before December 5, 2017, McMoRan acquires a leasehold interest covering the same area covered by a terminated lease, or acquires additional leasehold interests associated with any of the subject interests, such newly acquired leasehold interests will become part of the subject interests.

Oil and Natural Gas Reserves. McMoRan's estimated proved reserves related to the subject interests are based upon a reserve report prepared by Netherland, Sewell & Associates, Inc. (NSAI), an independent petroleum engineering firm. A copy of NSAI's reserve report is filed as an exhibit to this Form 10-K. These reserve estimates are prepared in accordance with guidelines established by the SEC as prescribed by Regulation S-X, Rule 4-10. McMoRan's technical staff estimates, with reasonable certainty, the economically producible oil and natural gas associated with the subject interests. The practices for estimating hydrocarbons in place include, but are not limited to, mapping, seismic interpretation of two-dimensional and/or three-dimensional data, core analysis, mechanical properties of formations, thermal maturity, well logs of existing penetrations, correlation of known penetrations, decline curve analysis of producing locations with significant production history, well testing, static bottom hole testing, flowing bottom hole pressure analysis and pressure and rate transient analysis.

Internal Control and Qualifications of Third Party Engineers and Internal Staff. The technical personnel responsible for preparing the reserve estimates at NSAI meet the requirements regarding qualifications, independence, objectivity, and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. NSAI is an independent firm of petroleum engineers, geologists, geophysicists, and petrophysicists; the firm does not own an interest in McMoRan's properties and is not employed on a contingent fee basis. McMoRan's internal staff of petroleum engineers and geoscience professionals work closely with its independent reserve engineers to ensure the integrity, accuracy and timeliness of data furnished to NSAI in their reserve estimation process. Throughout each fiscal year, McMoRan's technical staff meets with representatives of NSAI to review properties and discuss methods and assumptions used in preparation of the proved reserves estimates. McMoRan provides historical information to NSAI, including ownership interest, oil and gas production, well test data, commodity prices and operating and development costs. The NSAI reserve report is reviewed with representatives of NSAI and McMoRan's internal technical staff before dissemination of the information. Additionally, McMoRan's senior management reviews the NSAI reserve report.

The internal reservoir engineering staff are supervised by FM O&G's Vice President of Engineering, who has 39 years of technical experience in petroleum engineering and reservoir evaluation and analysis. This individual directs the activities of its internal reservoir engineering staff for the internal reserve estimation process and also to provide the appropriate data to NSAI for the year-end oil and gas reserves estimation process. The preparation of proved oil and gas reserve estimates are completed in accordance with McMoRan's internal control procedures. These procedures, which are intended to ensure reliability of reserve estimations, include (i) the review and verification of historical production data, (ii) the review by FM O&G's Vice President of Engineering of annually reported proved reserves, including the review of significant reserve changes and new proved undeveloped reserves additions, (iii) the direct reporting responsibilities by FM O&G's Vice President of Engineering to FM O&G’s President and Chief Operating Officer, (iv) the verification of property ownership by McMoRan’s land department; and (v) none of McMoRan's employee’s compensation is tied to the amount of reserves reported.

Proved Reserves. Proved reserve volumes attributable to the subject interests have been determined in accordance with SEC guidelines, which require the use of an average price, calculated as the twelve-month historical average of the first-day-of-the-month historical reference price as adjusted for location and quality differentials, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions and the impact of derivatives. The reference price for reserve determination is the Henry Hub spot price for natural gas, which was $2.59 per million British thermal units (MMBtu) as of December 31, 2015. The price is held constant throughout the life of the property, except where such guidelines permit alternate treatment, including the use of fixed and determinable contractual escalations. In accordance with the guidelines, the average realized price used in McMoRan's reserve reports as of December 31, 2015, was $2.45 per Mcf of natural gas. All of the natural gas reserves attributable to the subject interests are located in the U.S. There were no oil reserves as of December 31, 2015.

The scope and results of procedures employed by NSAI are summarized in their reserve report. For purposes of reserve estimation, McMoRan and NSAI use technical and economic data including well logs, geologic maps, seismic data, well test data, production data, historical price and cost information, and property ownership interests. McMoRan's reserves have been estimated using deterministic methods. Standard engineering and geoscience methods were used, or a combination of methods, including performance analysis, volumetric analysis and analogy, which McMoRan and NSAI considered to be appropriate and necessary to categorize and estimate reserves in accordance with SEC definitions and regulations. Because these estimates depend on many assumptions, any or all of which may differ substantially from actual results, reserve estimates may differ from the quantities of oil and natural gas that McMoRan ultimately recovers.

Proved reserves represent quantities of oil and natural gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, and under existing economic conditions, operating methods and government regulations. The term “reasonable certainty” implies a high degree of confidence that the quantities of oil and natural gas actually recovered will equal or exceed the estimate. The following table presents estimated proved reserves attributable to the subject interests as of December 31, 2015:

Natural Gas
(MMcf)

Proved developed	991
Proved undeveloped	—
Total proved reserves	991

At December 31, 2015, there were no proved undeveloped reserves associated with the subject interests. Proved undeveloped reserves related to the onshore Lineham Creek subject interest were reduced to zero during the year ended December 31, 2015 because McMoRan informed the Trustee that it does not plan to further develop the onshore Lineham Creek subject interest and intends to relinquish the related leases.

The following table reflects the present value of estimated future net cash flows before income taxes from the production and sale of estimated proved reserves attributable to the subject interests reconciled to the standardized measure of discounted net cash flows (standardized measure) at December 31, 2015.

Estimated undiscounted future net cash flows before income taxes	$2,075,900
Present value of estimated future net cash flows before income taxes (PV-10) (a), (b)	$1,906,500
Discounted future income taxes (c)	—
Standardized measure (See Note 8)	$1,906,500

(a)
In accordance with SEC guidelines, estimates of future net cash flows from proved reserves and the present value thereof are made using the twelve-month average of the first-day-of-the-month historical reference prices as adjusted for location and quality differentials. The reference price as of December 31, 2015, was $2.59 per MMBtu of natural gas. These prices are held constant throughout the life of the oil and natural gas properties, except where such guidelines permit alternate treatment, including the use of fixed and determinable contractual price escalations. In accordance with the guidelines, the average realized price used in the Royalty Trust reserve report as of December 31, 2015, was $2.45 per Mcf of natural gas. The Royalty Trust's reference prices are the Henry Hub spot price for natural gas.

(b)
The present value of estimated future net cash flows before income taxes (PV-10) is not considered a U.S. generally accepted accounting principle (GAAP) financial measure. The Royalty Trust believes that the PV-10 presentation is relevant and useful to its investors because it presents the discounted future net cash flows attributable to the subject interest's proved reserves. PV-10 is not a measure of financial or operating performance under GAAP and is not intended to represent the current market value of our estimated oil and natural gas reserves. PV-10 should not be considered in isolation or as a substitute for the standardized measure of discounted future net cash flows as defined under GAAP (see Note 8).

(c)	For tax reporting purposes, the Royalty Trust is considered a non-taxable "pass-through" entity (see Note 4).

Refer to Note 8 for further discussion of proved reserves.

Production and Productive Well Interests. As of December 31, 2015, only the onshore Highlander subject interest had established commercial production, which began on February 25, 2015. Prior to this date there had been no commercial production of hydrocarbons from any of the subject interests. During the year ended December 31, 2015, the Royalty Trust received royalties of $301,944 from McMoRan related to 131 MMcf of natural gas production attributable to the onshore Highlander subject interest with average post-production expense costs of $0.26 per Mcf and an average receipt price of $2.56 per Mcf.

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

Exploration, Production and Development. Among other things, federal and state level regulation of McMoRan’s operations mandate that operators obtain permits to drill wells and to meet bonding and insurance requirements in order to drill, own or operate wells. These regulations also control the location of wells, the method of drilling and casing wells, the restoration of properties upon which wells are drilled and the plugging and abandoning of wells. McMoRan’s oil and natural gas operations are also subject to various conservation laws and regulations, which regulate the size of drilling units, the number of wells that may be drilled in a given area, the levels of production, and the unitization or pooling of oil and natural gas properties.

Federal Leases.  As of December 31, 2015, there are six offshore leases located in federal waters on the Gulf of Mexico’s outer continental shelf relating to the subject interests. McMoRan has informed the Trustee that it does not plan to develop or further develop any of the subject interests associated with these leases.

Federal offshore leases are administered by the BOEM and the BSEE. These leases were obtained through competitive bidding, contain relatively standard terms and require compliance with detailed BOEM regulations, BSEE regulations and the Outer Continental Shelf Lands Act (OCSLA), each of which is subject to interpretation and change. Lessees must obtain BOEM approval for exploration, development and production plans prior to the commencement of offshore operations. In addition, approvals and permits are required from other agencies such as the U.S. Coast Guard and the Environmental Protection Agency (EPA). BSEE has regulations requiring offshore production facilities and pipelines located on the outer continental shelf to meet stringent engineering and construction specifications, and has proposed and/or promulgated additional safety-related regulations concerning the design and operating procedures of these facilities and pipelines, including regulations to safeguard against or respond to well blowouts and other catastrophes. BSEE regulations also restrict the flaring or venting of natural gas and prohibit the flaring of liquid hydrocarbons and oil without prior authorization.

In order to cover the various obligations of lessees operating in federal waters, such as the cost to plug and abandon wells and decommission and remove platforms and pipelines at the end of production, the BOEM generally requires that lessees demonstrate financial strength and reliability according to regulatory standards sufficient to obtain a waiver from the requirement to post supplemental bonds, or post such bonds or other acceptable assurances that those obligations will be satisfied. In August 2014, the BOEM issued an Advanced Notice of Proposed Rulemaking in which the agency indicated that it was considering changing the financial assurance requirements, and it currently plans to publish a revised notice in 2016. Among other things, the Notice states that the BOEM intends to revise its supplemental bonding procedures to eliminate waivers from the requirement to post security. McMoRan is currently exempt from the requirement to post security, and substantial changes to BOEM’s financial assurance requirements, including a requirement to post significant amounts of security in the form of bonds or similar assurance, could have a material adverse effect on its financial condition and liquidity. Cost of bonds or assurances can be substantial, and it may not be possible to obtain them in all cases. McMoRan's failure to provide financial assurance, or failure to do the same by its co-lessees, could result in BOEM or BSEE suspending or terminating operations on affected leases, which could materially and adversely affect McMoRan's financial condition and results of operations.

State and Local Regulation of Drilling and Production.  McMoRan also owns interests in properties located in state waters of Louisiana and onshore in South Louisiana. Louisiana regulates drilling and operating activities by requiring, among other things, drilling permits and bonds and reports concerning operations. The laws of Louisiana also govern a number of environmental and conservation matters, including the handling and disposing of waste materials, unitization and pooling of oil and natural gas properties, and the levels of production from oil and natural gas wells.

To the extent that McMoRan cannot fund the exploration and development of the subject interests, or if for any other reason sufficient production from the subject interests in commercial quantities is not achieved or maintained, Royalty Trust unitholders will not realize any value from their investment in the royalty trust units.

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

COMPETITION

The production and sale of oil and natural gas in the shallow waters of the Gulf of Mexico and onshore in South Louisiana is highly competitive, particularly with respect to hiring and retention of technical personnel, the acquisition of leases, interests and other properties, and access to drilling rigs and other services in such areas. McMoRan’s competitors in these areas include major integrated oil and gas companies and numerous independent oil and gas companies, individual producers and operators.

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
Additionally, future price fluctuations for oil and natural gas will directly affect the amount of distributions to Royalty Trust unitholders, if any, and will also affect estimates of reserves attributable to the overriding royalty interests and estimated and actual future net revenues of the Royalty Trust. Neither McMoRan nor the Royalty Trust can make reliable predictions of future oil and natural gas supply and demand or future product prices. For more information regarding risks associated with oil and natural gas production and commodity price fluctuations, see Part I, Item 1A. “Risk Factors” of this Form 10-K.
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

The widely held fixed investment trust reporting requirements provide for the dissemination of trust tax information by the trustee to intermediaries who are ultimately responsible for reporting the investor-specific information through Form 1099 to the investors and the IRS. Every trustee or intermediary that is required to file a Form 1099 for a Royalty Trust unitholder must furnish a written tax information statement that is in support of the amounts as reported on the applicable Form 1099 to the Royalty Trust unitholder. In compliance with the reporting requirements of the Treasury regulations for non-mortgage widely held fixed investment trusts and the dissemination of Royalty Trust tax reporting information, the Trustee provides a generic tax information reporting booklet which is intended to be used only to assist Royalty Trust unitholders in the preparation of their 2015 federal and state income tax returns. This tax information booklet can be obtained at http://gultu.investorhq.businesswire.com/. Any generic tax information provided by the Trustee is intended to be used only to assist Royalty Trust unitholders in the preparation of their U.S. federal and state income tax returns.

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
Individual Royalty Trust unitholders who are required to file Louisiana individual income tax returns and pay Louisiana individual income tax on all or a portion of their proportionate shares of any Royalty Trust income may be subject to penalties for failure to comply with such requirements. The highest marginal rates for the payment of Louisiana income taxes are 6% for individuals, trusts and estates, and 8% for corporations. Individual taxpayers are allowed a deduction for depletion in Louisiana. However, in 2015, the Louisiana legislature reduced the available depletion deduction by 28% through June of 2018, and is considering extending the reduction beyond such date. Louisiana currently does not require the Royalty Trust to withhold Louisiana individual income taxes from distributions made to non-resident Royalty Trust unitholders if the Royalty Trust is treated as a grantor trust for U.S. federal income tax purposes. Individual Royalty Trust unitholders who are legal residents of a state other than Louisiana may be subject to state and local individual income taxes, if any, in their states of residence on their receipt of any income from the Royalty Trust.
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
Item 1A. Risk Factors

This Form 10-K contains “forward-looking statements.” Please refer to the section above entitled “Forward-Looking Statements” for more information. For more information regarding market risks facing the Royalty Trust, see "Disclosures About Market Risks" in Part II, Items 7. and 7A. "Trustee's Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk" in this Form 10-K.

The value of the royalty trust units is uncertain. As of March 8, 2016, only the onshore Highlander subject interest has any reserves classified as proved, probable or possible and has established commercial production.

The Royalty Trust's only assets and sources of income are the overriding royalty interests burdening the subject interests. The overriding royalty interests entitle the Royalty Trust to receive a portion of the proceeds derived from the sale of hydrocarbons associated with the subject interests, if any. As of March 8, 2016, only the onshore Highlander subject interest has any reserves classified as proved, probable or possible and has established commercial production. Since its inception through March 8, 2016, there have been no cash distributions to Royalty Trust unitholders. Other than the onshore Highlander subject interest, which is currently under development, the subject interests remain “exploration concepts.”

The Royalty Trust has no ability to direct or influence the exploration or development of the subject interests. In addition, neither FCX nor McMoRan is under any obligation to fund or to commit any resources to the exploration or development of the subject interests. McMoRan has informed the Trustee that it has no plans to pursue, has relinquished, or has allowed to expire all subject interests except for the onshore Highlander subject interest. Additionally, McMoRan has informed the Trustee that it is unlikely to drill additional Inboard Lower Tertiary/Cretaceous wells at the current time, considering existing natural gas prices and the cost of drilling and completing these wells. McMoRan has also informed the Trustee that as annual rentals on leases outside the currently producing unit at the onshore Highlander subject interest become due, it will decide whether to pay or not pay its proportional share of such rentals. Under the operating agreement applicable to these leases, McMoRan is obligated to offer its interest in any acreage it decides to release to its co-lessees free and clear of the overriding royalty interest. During 2016, McMoRan has elected to release its interest in certain leases at the onshore Highlander subject interest outside the currently producing unit, representing approximately 9,200 net acres.

To the extent that McMoRan cannot fund the exploration and development of the subject interests, or if for any other reason sufficient production from the subject interests in commercial quantities is not achieved or maintained, Royalty Trust unitholders will not realize any value from their investment in the royalty trust units.

Royalty Trust unitholders may not receive any distributions in the foreseeable future.

Royalties received by the Royalty Trust will not result in immediate distributions to the Royalty Trust unitholders as royalties are first subject to payment of loans outstanding, administrative expenses of the Royalty Trust and the establishment of a cash reserve for payment of future liabilities as determined at the discretion of the Trustee. Royalty receipts were not sufficient to repay the Royalty Trust's existing indebtedness or to cover administrative expenses of the Royalty Trust during the year ended December 31, 2015. As a result, there were no distributions paid to Royalty Trust unitholders during such period. The Royalty Trust's only other sources of liquidity are mandatory annual contributions, any loans and the required standby reserve account or letter of credit from FCX. Royalty Trust unitholders may not receive any distributions in the foreseeable future.

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

Downward pressure on oil and natural gas prices continued in 2015. During 2015, the New York Mercantile Exchange (NYMEX) natural gas price fluctuated from a low of $1.68 per MMBtu to a high of $3.35 per MMBtu and the West Texas Intermediate (WTI) crude oil price ranged from a low of $33.98 per barrel to a high of $62.58 per barrel. During the first quarter of 2016, oil and natural gas prices have remained depressed and on March 8, 2016, the NYMEX natural gas price was $1.72 per MMBtu and the WTI crude oil price was $36.23 per barrel. Royalties that the Royalty Trust receives from its share of production will be reduced as a result of lower oil and natural gas prices. As a result, future distributions, if any, from the Royalty Trust to its unitholders could be reduced or discontinued. In addition, lower oil and natural gas prices reduce the likelihood that the subject interests will be developed or that any oil or natural gas discovered will be economic to produce. Lower oil and natural gas prices could make it more likely that additional leases in the undeveloped acreage will expire at the end of their respective primary terms as a result of the failure to establish production from such leasehold acreage in commercially paying quantities prior to such date. The sharp decline in oil prices beginning in the fourth quarter of 2014 and continuing through 2015 was a contributing factor to the impairment charges totaling $161.8 million and $231.7 million recorded during the years ended December 31, 2015 and 2014, respectively. Refer to Note 3 for further discussion of these impairment charges. The volatility of energy prices reduces the accuracy of estimates of future cash distributions to the Royalty Trust unitholders and could affect the value of the royalty trust units.

The subject interests target Inboard Lower Tertiary/Cretaceous formations in the shallow waters of the Gulf of Mexico and onshore in South Louisiana, which have greater risks and costs associated with their exploration and development than conventional Gulf of Mexico prospects.

McMoRan's Inboard Lower Tertiary/Cretaceous exploration prospects target formations in the shallow waters of the Gulf of Mexico and onshore in South Louisiana. These targets have not traditionally been the subject of exploratory activity in these regions, and, therefore, little direct comparative data is available. To date, only the onshore Highlander subject interest has achieved commercial production of hydrocarbons from Inboard Lower Tertiary/Cretaceous reservoirs in these areas. The lack of comparative data and the limitations of diagnostic tools operating in the extreme temperatures and pressures encountered at these depths make it difficult to predict reservoir quality and well performance of these formations. It is also significantly more expensive and risky to drill and complete wells in these formations than at more conventional depths. Major contributors to such increased costs and risks include far higher temperatures and pressures encountered down hole, longer drilling times and the cost and extended procurement time related to the specialized equipment required to drill and complete these types of wells.

There is a limited public market for the royalty trust units, which could affect the market price, trading volume, liquidity and resale price of the royalty trust units.

The royalty trust units currently are quoted on the OTCQX U.S. tier of the over-the-counter, or OTC, markets (OTCQX U.S.). The OTCQX U.S. is a significantly more limited market than the national securities exchanges, which could affect the market price, trading volume, liquidity and resale price of the royalty trust units.

Although the royalty trust units are currently quoted on the OTCQX U.S., an active market in the royalty trust units may not continue at present levels or increase in the future. In addition, securities that trade on the OTCQX U.S. experience more volatility compared to securities that trade on a national securities exchange. This volatility may be caused by a variety of factors, including the lack of readily available price quotations, the absence of consistent administrative supervision of bid and ask quotations, lower trading volumes, and market conditions.

Because there is a limited public market for the royalty trust units, the market price and trading volume of the royalty trust units may be volatile.

To remain eligible for trading on the OTCQX U.S., the royalty trust units must have a minimum bid price of $0.10 per unit as of the close of business for at least one of every 30 consecutive calendar days. If the minimum bid price for the royalty trust units falls below $0.10 per unit at the close of business for 30 consecutive calendar days, the Royalty Trust will have a grace period of 180 calendar days to regain compliance, during which time the minimum bid price for the royalty trust units must be $0.10 for ten consecutive trading days. The minimum bid price for the royalty trust units was $0.13 on March 8, 2016. If the royalty trust units fail to satisfy the minimum bid price or other standards for continued quotation on the OTCQX, it is anticipated that the royalty trust units would transition to the OTCQB or OTC Pink tier of the OTC markets, which could adversely affect the market price, trading volume, liquidity and resale price of the royalty trust units.
Additionally, the royalty trust units could become subject to the SEC’s “penny stock” regulations. The SEC defines a “penny stock” as any equity security that has a market price of less than $5.00 per share subject to certain exceptions, including securities of issuers with net tangible assets in excess of $2.0 million that have been in continuous operation for at least three years. The Royalty Trust had approximately $7.3 million in net tangible assets at December 31, 2015. If the royalty trust units become subject to the SEC’s penny stock regulations, brokers may be less willing to execute transactions in the royalty trust units as a result of the requirements imposed by these regulations, which could further limit the liquidity of the royalty trust units.
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

Fluctuations in the volume of the trading market may have a negative effect on the market price for the royalty trust units. Accordingly, Royalty Trust unitholders may not be able to realize a fair price when they determine to sell their royalty trust units or may have to hold them for a substantial period of time until the market for the royalty trust units improves, if it does at all. FCX has a call right with respect to the outstanding royalty trust units at $10 per royalty trust unit, which may not be exercised prior to June 3, 2018. This call right could impose a ceiling on the price of the royalty trust units. See Part I, Items 1. and 2. “Business and Properties - The Royalty Trust - The Royalty Trust Agreement - FCX Call Rights” of this Form 10-K. In addition, Royalty Trust unitholders may incur brokerage charges in connection with the resale of the royalty trust units, which in some cases could exceed the proceeds realized by a holder from the resale of its royalty trust units.

The tax treatment of the royalty trust units is uncertain.

Although the tax treatment of overriding royalty interests in specified developed wells that have been drilled is well developed, the law is less developed in the area of overriding royalty interests on exploration prospects that are not classified as proved, probable or possible reserves and are undeveloped wells that may be drilled in the future.  As a result, there is uncertainty as to the proper tax treatment of the overriding royalty interests held by the Royalty Trust, and counsel is unable to express any opinion as to the proper tax treatment as either a mineral royalty interest or a production payment.  Based on the state of facts on the date on which this Form 10-K was filed, the Royalty Trust continues to treat the royalty trust units as mineral royalty interests for U.S. federal income tax purposes.  However, no ruling has been requested from the IRS regarding the proper treatment of the royalty trust units; therefore, the IRS may assert, or a court may sustain the IRS in asserting, that the royalty trust units should be treated as “production payments” that are debt instruments for U.S. federal income tax purposes subject to the Treasury Regulations applicable to contingent payment debt instruments.

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

Among the changes included in President Obama's Budget Proposal for Fiscal Year 2017 is the elimination of the ability of publicly traded partnerships that derive at least 90% of their gross income from activities relating to fossil fuels to be classified as a partnership for U.S. federal income tax purposes, which would result in such partnerships being classified as corporations for such purposes.  If the Royalty Trust were not treated as a grantor trust for U.S. federal income tax purposes and President Obama's proposal is enacted, the Royalty Trust may be treated as a corporation for U.S. federal income tax purposes.

No assurance can be given with respect to the availability and extent of percentage depletion deductions to the Royalty Trust unitholders for any taxable year.

Payments out of production that are received by a Royalty Trust unitholder in respect of a mineral royalty interest for U.S. federal income tax purposes are taxable under current law as ordinary income subject to an allowance for cost or percentage depletion in respect of such income.  The rules with respect to this depletion allowance are complex and must be computed separately by each Royalty Trust unitholder and not by the Royalty Trust for each oil or natural gas property.  As a result, no assurance can be given, and counsel is unable to express any opinion, with respect to the availability or extent of percentage depletion deductions to the Royalty Trust unitholders for any taxable year.

The Royalty Trust encourages Royalty Trust unitholders to consult their own tax advisors to determine whether and to what extent percentage depletion would be available to them for both U.S. federal income tax and state income tax purposes.

Certain U.S. federal income tax preferences currently available with respect to oil and natural gas production may be eliminated as a result of future legislation.

Among the changes included in President Obama's Budget Proposal for Fiscal Year 2017 is the elimination of certain key U.S. federal income tax preferences relating to oil and natural gas exploration and production.  The President's budget proposes to eliminate certain tax preferences applicable to taxpayers engaged in the exploration or production of natural resources.  Specifically, the budget proposes to repeal the deduction for percentage depletion with respect to wells, including interests such as the overriding royalty interests, in which case only cost depletion would be available.

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

If the Royalty Trust satisfies the general de minimis test prescribed by the IRS and elects to report using the de minimis test, the Royalty Trust will only be required to report, with respect to sales or dispositions of trust assets, the amount of sales proceeds distributed to a Royalty Trust unitholder during the year.  Reporting under the de minimis exception will leave unitholders with inadequate information to be able to fully report the result of the sales and dispositions falling under the de minimis threshold in a given year. The reason for the de minimis exception is that the IRS and the Treasury Department believe that if a widely held fixed investment trust such as the Royalty Trust sells or disposes of assets infrequently, although there may be some deferral of gains and losses if sales and dispositions are not fully reported, the deferral is acceptable, in light of the burden of fully and accurately reporting the sales and dispositions.

Production risks can adversely affect distributions from the Royalty Trust.

The occurrence of drilling, production or transportation accidents at any of the subject interests could reduce or eliminate Royalty Trust distributions, if any. Although the Royalty Trust, as the owner of the overriding royalty interests, should not be responsible for the costs associated with any such accidents, any such accidents may result in the loss of a productive well and associated reserves or interruption of production.

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

The Royalty Trust is dependent on FCX for funding unless and until such time as royalty income from production on the subject interests is sufficient to cover the Royalty Trust's administrative expenses.

Although the onshore Highlander subject interest began commercial production on February 25, 2015, royalty payments received by the Royalty Trust to date have not been sufficient to cover its administrative expenses. Pursuant to the royalty trust agreement, FCX has agreed to pay annual trust expenses up to a maximum amount of $350,000, with no right of repayment or interest due, to the extent the Royalty Trust lacks sufficient funds to pay administrative expenses. During each of the years ended December 31, 2015, 2014 and 2013, FCX contributed $350,000 to the Royalty Trust under this arrangement. In addition to such annual contributions, FCX has agreed to lend money, on an unsecured, interest-free basis, to the Royalty Trust to fund the Royalty Trust's ordinary administrative expenses as set forth in the royalty trust agreement. During the year ended December 31, 2015, FCX did not lend money to the Royalty Trust under this arrangement. During the years ended December 31, 2014 and 2013, FCX loaned $200,000 and $450,000, respectively, to the Royalty Trust under this arrangement, none of which has been repaid as of December 31, 2015. If the Trustee, on behalf of the Royalty Trust, borrows funds, whether from FCX or from any other source, to cover expenses or liabilities, the Royalty Trust unitholders will not receive distributions until the borrowed funds are repaid.

Pursuant to the royalty trust agreement, FCX agreed to provide and maintain a $1.0 million stand-by reserve account or an equivalent letter of credit for the benefit of the Royalty Trust to enable the Trustee to draw on such reserve account or letter of credit to pay obligations of the Royalty Trust if its funds are inadequate to pay its obligations at any time. Currently, with the consent of the Trustee, FCX may reduce the reserve account or substitute a letter of credit with a different face amount for the original letter of credit or any substitute letter of credit. In connection with this arrangement, FCX has provided $1.0 million in the form of a reserve fund cash account to the Royalty Trust. The Royalty Trust has not drawn any funds from the reserve account, and FCX has not requested a reduction of such reserve account. If FCX requested and the Royalty Trust consented to reduce the current $1.0 million reserve cash fund, the Royalty Trust's ability to fund ongoing administrative expenses could be adversely affected.

Additionally, any material adverse change in FCX's or McMoRan's financial condition or results of operations resulting in McMoRan not funding the exploration and development of the subject interests, or if for any other reason sufficient production from the subject interests in commercial quantities is not achieved or maintained, Royalty Trust unitholders will not realize any value from their investment in the royalty trust units.

FCX's interests and the interests of the Royalty Trust unitholders may not always be aligned.

Because FCX has interests in oil and gas properties not included in the subject interests, FCX's interests and the interests of the Royalty Trust unitholders are not completely aligned. For example, in setting budgets for development and production expenditures for FCX's properties, including the subject interests, FCX may make decisions that could adversely affect future production from the subject interests. For example, McMoRan has informed the Trustee that it has no plans to pursue, has relinquished, or has allowed to expire all subject interests except for the onshore Highlander subject interest. Additionally, McMoRan has informed the Trustee that it is unlikely to drill additional Inboard Lower Tertiary/Cretaceous wells at the current time, considering existing natural gas prices and the cost of drilling and completing these wells. McMoRan has also informed the Trustee that as annual rentals on leases outside the currently producing unit at the onshore Highlander subject interest become due, it will decide whether to pay or not pay its proportional share of such rentals. Under the operating agreement applicable to these leases, McMoRan is obligated to offer its interest in any acreage it decides to release to its co-lessees free and clear of the overriding royalty interest. During 2016, McMoRan has elected to release its interest in certain leases at the onshore Highlander subject interest outside the currently producing unit, representing approximately 9,200 net acres.

FCX may transfer the subject interests, and FCX's strategic review of its oil and gas business may result in the eventual discontinuance of its oil and gas business.

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

FCX's Board of Directors (the Board) is undertaking a strategic review of alternatives for its oil and gas business. FCX and its advisors are actively engaged with interested parties in a process to evaluate opportunities that include asset sales and joint venture arrangements that would generate cash proceeds for FCX's debt repayment. These initiatives may result in transactions or other events that will lead to the sale of all or part of the subject interests and eventually the discontinuance of FCX's oil and gas business.

The Royalty Trust is limited in duration, may be dissolved upon certain events and the royalty trust units are subject to call features after June 3, 2018.

The Royalty Trust will dissolve on the earliest to occur of (i) June 3, 2033, (ii) the sale of all of the overriding royalty interests, (iii) the election of the Trustee following its resignation for cause (as more fully described in the royalty trust agreement), (iv) a vote of the holders of 80% (which after June 3, 2018, will be reduced to 66⅔%) or more of the outstanding royalty trust units held by persons other than FCX or any of its affiliates, at a duly called meeting of the Royalty Trust unitholders at which a quorum is present, or (v) the exercise by FCX of the right to call all of the royalty trust units as described in the next paragraph. The overriding royalty interests terminate upon the termination of the Royalty Trust, other than in certain limited circumstances where the Royalty Trust has been permitted to transfer the overriding royalty interests to a third party pursuant to the terms of the royalty trust agreement (in which case the overriding royalty interests may extend through June 3, 2033).

FCX has a call right with respect to the outstanding royalty trust units at $10 per royalty trust unit, which may not be exercised prior to June 3, 2018. In addition, at any time after June 3, 2018, if the royalty trust units are then listed for trading or admitted for quotation on a national securities exchange or any quotation system and the volume weighted average price per royalty trust unit is equal to $0.25 or less for the immediately preceding consecutive nine-month period, FCX may purchase all, but not less than all, of the outstanding royalty trust units at a price of $0.25 per royalty trust unit so long as FCX tenders payment within 30 days following the end of such nine-month period.

The Royalty Trust is passive in nature and neither the Royalty Trust nor the Royalty Trust unitholders have any ability to influence FCX or McMoRan or to control the development or operation of the subject interests.
The royalty trust units are a passive investment that entitle the Royalty Trust unitholders only to receive cash distributions, if any, from the overriding royalty interests. Royalty Trust unitholders have no voting rights with respect to FCX or McMoRan and, therefore, have no managerial, contractual or other ability to influence their activities or the development or operations of the subject interests. Additionally, neither FCX nor McMoRan is under any obligation to fund or to commit any resources to the exploration or development of the subject interests.

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
The affairs of the Royalty Trust are managed by the Trustee. The voting rights of Royalty Trust unitholders are more limited than those of stockholders of most public corporations. For example, there is no requirement for the Royalty Trust to hold annual meetings of Royalty Trust unitholders or for an annual or other periodic re-election of the Trustee. The Royalty Trust does not intend to hold annual meetings of Royalty Trust unitholders. The royalty trust agreement provides that the Trustee may only be removed by the affirmative vote of holders of a majority of the royalty trust units outstanding. As a result, it would be difficult for public Royalty Trust unitholders to remove or replace the Trustee without the cooperation of FCX so long as it holds a significant percentage of the total royalty trust units.
Item 1B. Unresolved Staff Comments

None.

Item 3. Legal Proceedings

There are currently no pending legal proceedings to which the Royalty Trust is a party.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Royalty Trust Units, Related Royalty Trust Unitholder Matters and Issuer Purchases of Royalty Trust Units

The royalty trust units are quoted on the OTCQX U.S. tier of the over-the-counter, or OTC, markets (the OTCQX U.S.) under the symbol "GULTU". From June 2, 2014 to October 15, 2015, the royalty trust units were traded on The NASDAQ Capital Market under the symbol “GULTU”. From October 10, 2013 to June 1, 2014, the royalty trust units were quoted on the OTCQX U.S. under the symbol “GULTU”. For information regarding the OTCQX U.S. and fluctuations in the market price and trading volume of the royalty trust units, see Part I, Item 1A. "Risk Factors" of this Form 10-K. For information regarding the delisting of the royalty trust units from The NASDAQ Capital Market, see Part II, Items 7. and 7A. "Trustee's Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk-Overview" of this Form 10-K.

The following table shows the high and low sales/bid prices, as applicable, per royalty trust unit as reported on the OTCQX U.S. and The NASDAQ Capital Market for the periods indicated. Quotations on the OTCQX U.S. reflect bid and ask quotations, may reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions. To date, no distributions have been made to Royalty Trust unitholders. For more information on future distributions to Royalty Trust unitholders, see Part I, Item 1A. "Risk Factors" and Part II, Items 7. and 7A. "Trustee's Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk - Liquidity and Capital Resources" of this Form 10-K.

	2015		2014
	High	Low	High	Low
First Quarter	$1.36	0.66	$3.33	2.05
Second Quarter	0.97	0.66	3.24	2.64
Third Quarter	0.79	0.27	2.93	1.56
Fourth Quarter	0.35	0.13	2.00	0.90

As of February 29, 2016 there were 230,172,696 royalty trust units outstanding and 5,602 Royalty Trust unitholders of record.

Recent Sales of Unregistered Securities and Royalty Trust Unitholder Matters
There were no equity securities sold by the Royalty Trust during the year ended December 31, 2015. At December 31, 2015, FCX, through its wholly owned subsidiary McMoRan, held 62,285,438 royalty trust units. FCX is currently the largest holder of royalty trust units with approximately 27.1% of the outstanding royalty trust units.

Securities Authorized for Issuance Under Equity Compensation Plans
None.

Purchases of Royalty Trust Units by the Issuer and Affiliated Purchasers
None.

Item 6. Selected Financial Data

The following table sets forth selected audited historical financial data of the Royalty Trust for the years ended December 31, 2015, 2014, and 2013 and for the period December 18, 2012 (inception) through December 31, 2012. The historical information shown in the table below may not be indicative of the Royalty Trust’s future results. You should read the information below together with Part II, Items 7. and 7A. “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk” and Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K. References to “Notes” refer to Notes to Financial Statements located in Part II, Item 8. "Financial Statements and Supplementary Data" of this Form 10-K.

	2015		2014		2013	2012
Financial Data
Periods Ended December 31:
Royalty income	$301,944		$—		$—	$—
Interest income	1		1		4	—
Administrative expenses	(616,343)		(603,380)		(606,163)	—
Administrative expenses in excess of income	$(314,398)		$(603,379)		$(606,159)	—
Distributable income	$—		$—		$—	$—
Distributable income per royalty trust unit	$—		$—		$—	$—

At December 31:
Operating cash	$176,074		$140,472		$193,851	$10
Overriding royalty interests in subject interests	$6,085,310	(a)	$168,567,700	(b)	$400,300,341	$—
Total assets	$7,261,436		$169,708,214		$401,494,215	$10
Loan payable to FCX	$650,000		$650,000		$450,000	$—
Trust corpus	$5,611,384		$168,058,172		$400,044,192	$10
Royalty trust units outstanding	230,172,696		230,172,696		230,172,696	—

(a)
The Royalty Trust recorded impairment charges totaling $161.8 million during the year ended December 31, 2015. The impairment charges included $101.0 million related to the offshore England and onshore Tortuga and Lineham Creek subject interests as McMoRan informed the Trustee that it does not plan to conduct further activities on these subject interests and intends to relinquish the related leases, and $60.8 million related to the onshore Highlander subject interest primarily as a result of declines in commodity prices and changes in McMoRan's operating and development plans. During 2015, McMoRan also informed the Trustee that it intends to assign or relinquish the lease related to the offshore Lafitte subject interest, for which the Royalty Trust had no carrying value.

(b)
The Royalty Trust recorded impairment charges totaling $231.7 million during the year ended December 31, 2014. The impairment charges related to 13 of the subject interests due to the decline in oil prices during the fourth quarter of 2014, and reduced budgeted capital expenditures and other activities for 2015. In the event on or before December 5, 2017, McMoRan acquires a leasehold interest covering the same area covered by a terminated lease, or acquires additional leasehold interests associated with any of the subject interests, such newly acquired leasehold interests will become part of the subject interests.

Items 7. and 7A. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk

OVERVIEW

You should read the following discussion in conjunction with Part II, Item 8. “Financial Statements and Supplementary Data” and Part I, Items 1. and 2. “Business and Properties” of this Form 10-K. The results of operations reported and summarized below are not necessarily indicative of future operating results. Unless otherwise specified, all references to “Notes” refer to Notes to Financial Statements located in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K. A glossary of definitions for some of the oil and gas industry terms used in this Form 10-K is provided beginning on page 57. Additionally, please refer to the section above entitled “Forward-Looking Statements" in this Form 10-K. The information below has been furnished to the Trustee by Freeport-McMoRan Inc. (FCX) and FCX's indirect wholly owned subsidiary, McMoRan Oil & Gas LLC (McMoRan).

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

The Royalty Trust was created to hold a 5% gross overriding royalty interest (collectively, the overriding royalty interests) in future production from each of McMoRan's Inboard Lower Tertiary/Cretaceous exploration prospects located in the shallow waters of the Gulf of Mexico and onshore in South Louisiana that existed as of December 5, 2012, the date of the merger agreement (collectively, the subject interests). The subject interests were "carved out" of the mineral interests acquired by FCX pursuant to the merger and were not considered part of FCX's purchase consideration of MMR. McMoRan owns less than 100% of the working interest associated with each of the subject interests.

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

McMoRan previously informed the Trustee that since 2008, McMoRan's Inboard Lower Tertiary/Cretaceous drilling activities (below the salt weld, i.e., the listric fault) have confirmed McMoRan's belief relating to its geologic model and the highly prospective nature of this geologic trend. McMoRan believes that data from nine Inboard Lower Tertiary/Cretaceous wells drilled to date indicate the presence of geologic formations that are analogous to productive formations in the Deepwater Gulf of Mexico and onshore in the Gulf Coast region. Eight of these wells were included in the subject interests, along with additional exploration prospects that will also be burdened by the overriding royalty interests. However, McMoRan has informed the Trustee that it has no plans to pursue, has relinquished, or has allowed to expire all subject interests except for the onshore Highlander subject interest. Additionally, McMoRan has informed the Trustee that it is unlikely to drill additional Inboard Lower Tertiary/Cretaceous wells at the current time, considering existing natural gas prices and the cost of drilling and completing these wells. McMoRan has also informed the Trustee that as annual rentals on leases outside the currently producing unit at the onshore Highlander subject interest become due, it will decide whether to pay or not pay its proportional share of such rentals. Under the operating agreement applicable to these leases, McMoRan is obligated to offer its interest in any acreage it decides to release to its co-lessees free and clear of the overriding royalty interest. During 2016, McMoRan has elected to release its interest in certain leases at the onshore Highlander subject interest outside the currently producing unit, representing approximately 9,200 net acres.

In the event on or before December 5, 2017, McMoRan acquires a leasehold interest covering the same area covered by by a terminated lease, or acquires additional leasehold interests associated with any of the subject interests, such newly acquired leasehold interests will become part of the subject interests.

Currently, only the onshore Highlander subject interest has any reserves classified as proved, probable or possible and has established commercial production. The Royalty Trust has no ability to direct or influence the exploration or development of the subject interests. In addition, neither FCX nor McMoRan is under any obligation to fund or to commit any resources to the exploration or development of the subject interests. To the extent that McMoRan does not fund the exploration and development of the subject interests, or if for any other reason sufficient production from the subject interests in commercial quantities is not achieved or maintained, Royalty Trust unitholders will not realize any value from their investment in the royalty trust units.

In October 2015, FCX announced that its Board is undertaking a strategic review of alternatives for its oil and gas business. FCX stated that it and its advisors are actively engaged with interested participants in a process to evaluate opportunities that include a sale of assets and joint venture arrangements that would generate cash proceeds for FCX debt repayment. See Part I, Item 1A. “Risk Factors” of this Form 10-K for more information.

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
On October 16, 2015, as a result of the Royalty Trust's decision not to appeal the Staff's delisting determination, NASDAQ suspended trading of the royalty trust units on The NASDAQ Capital Market, and on October 23, 2015, NASDAQ filed a Form 25-NSE with the SEC to remove the royalty trust units from listing and registration. The delisting became effective on November 2, 2015.

Upon suspension of trading on The NASDAQ Capital Market on October 16, 2015, the royalty trust units transitioned to the OTCQX U.S., where they are quoted under the symbol "GULTU". The transition of the royalty trust units to the OTCQX U.S. did not affect the Royalty Trust’s obligation to file reports with the SEC under applicable federal securities laws. For information regarding the OTCQX U.S., see Part I, Item IA. "Risk Factors" of this Form 10-K.

North American Natural Gas and Crude Oil Market Prices

Market prices for natural gas and crude oil can fluctuate significantly. During the period from January 2006 through March 8, 2016, the NYMEX natural gas price fluctuated from a low of $1.61 per MMBtu in 2016 to a high of $13.69 per MMBtu in 2008 and the WTI crude oil price ranged from a low of $26.05 per barrel in 2016 to a high of $147.27 per barrel in 2008. During the second half of 2014, and throughout 2015, oil prices declined significantly. After averaging $100.84 per barrel in the first half of 2014, WTI crude oil prices averaged $85.22 per barrel for the second half of 2014 and $48.76 in 2015. On December 31, 2015, the NYMEX natural gas price was $2.34 per MMBtu and the WTI crude oil price was $37.04 per barrel. During first-quarter 2016, oil and natural gas prices have remained depressed and on March 8, 2016, the NYMEX natural gas price was $1.72 per MMBtu and the WTI crude oil price was $36.23 per barrel. Crude oil and natural gas prices are affected by numerous factors beyond McMoRan's control as described further in Part I, Item 1A. "Risk Factors" of this Form 10-K. The following graph presents the NYMEX natural gas prices and the WTI crude oil prices from January 2006 through March 8, 2016.

OPERATIONAL ACTIVITIES

Oil and Gas Activities
For additional information regarding McMoRan’s current oil and gas activities in relation to the subject interests, see Part I, Items 1. and 2. “Business and Properties - The Subject Interests - Exploratory and Development Drilling” and Part I, Item 1A. “Risk Factors” of this Form 10-K.

Production
The onshore Highlander subject interest began commercial production on February 25, 2015. During the year ended December 31, 2015, the Royalty Trust received royalties of $301,944 from McMoRan related to 131 MMcf of natural gas production attributable to the onshore Highlander subject interest with average post-production expense costs of $0.26 per Mcf and an average receipt price of $2.56 per Mcf. Prior to this date there had been no commercial production of hydrocarbons from any of the subject interests. In July 2015, the Highlander well was shut in for remedial workover operations to address a mechanical issue encountered in the wellbore. In September 2015, workover operations were completed on the Highlander well, and production was re-established. During November 2015, McMoRan completed the installation of additional processing facilities to accommodate higher flow rates from the Highlander well. In December 2015, gross rates from the Highlander well averaged approximately 44 MMcf per day (approximately 21 MMcf per day net to McMoRan).

Acreage Position
For information regarding McMoRan’s acreage position, see Part I, Items 1. and 2. “Business and Properties - The Subject Interests - Acreage” of this Form 10-K.

RESULTS OF OPERATIONS

As of December 31, 2015, only the onshore Highlander subject interest had established commercial production. In accordance with the master conveyance, in the second quarter of 2015, the Royalty Trust began receiving royalties from McMoRan. During the year ended December 31, 2015, the Royalty Trust received royalties from McMoRan of $301,944 resulting from the onshore Highlander subject interest's production. For the years ended December 31, 2015, 2014 and 2013, the Royalty Trust paid administrative expenses of $616,343, $603,380 and $606,163, respectively. Administrative expenses, which consisted primarily of audit, legal and trustee expenses incurred in connection with the administration of the Royalty Trust, increased slightly for 2015 as compared to 2014 primarily due to timing of payments, which are recorded in accordance with the modified cash basis of accounting.

LIQUIDITY AND CAPITAL RESOURCES

Pursuant to the royalty trust agreement, FCX has agreed to pay annual trust expenses up to a maximum amount of $350,000, with no right of repayment or interest due, to the extent the Royalty Trust lacks sufficient funds to pay administrative expenses. During each of the years ended December 31, 2015, 2014 and 2013, FCX contributed $350,000 to the Royalty Trust under this arrangement. In addition to such annual contributions, FCX has agreed to lend money, on an unsecured, interest-free basis, to the Royalty Trust to fund the Royalty Trust's ordinary administrative expenses as set forth in the royalty trust agreement. During the year ended December 31, 2015, FCX did not lend money to the Royalty Trust under this arrangement. During the years ended December 31, 2014 and 2013, FCX loaned $200,000 and $450,000, respectively, to the Royalty Trust under this arrangement, none of which has been repaid as of December 31, 2015. All funds the Trustee, on behalf of the Royalty Trust, borrows to cover expenses or liabilities, whether from FCX or from any other source, must be repaid before the Royalty Trust unitholders will receive any distributions.

Pursuant to the royalty trust agreement, FCX agreed to provide and maintain a $1.0 million stand-by reserve account or an equivalent letter of credit for the benefit of the Royalty Trust to enable the Trustee to draw on such reserve account or letter of credit to pay obligations of the Royalty Trust if its funds are inadequate to pay its obligations at any time. Currently, with the consent of the Trustee, FCX may reduce the reserve account or substitute a letter of credit with a different face amount for the original letter of credit or any substitute letter of credit. In connection with this arrangement, FCX has provided $1.0 million in the form of a reserve fund cash account to the Royalty Trust. The Royalty Trust has not drawn any funds from the reserve account, and FCX has not requested a reduction of such reserve account.

The onshore Highlander subject interest began commercial production on February 25, 2015. Prior to this date there had been no commercial production of hydrocarbons from any of the subject interests. In July 2015, the Highlander well was shut in for remedial workover operations to address a mechanical issue encountered in the wellbore. In September 2015, workover operations were completed on the Highlander well, and production was re-established. During November 2015, McMoRan completed the installation of additional processing facilities to accommodate higher flow rates from the Highlander well. In accordance with the master conveyance, during the year ended December 31, 2015, the Royalty Trust received royalties from McMoRan of $301,944 resulting from the onshore Highlander subject interest's production. Royalties are paid to the Royalty Trust on the last day of the month following the month in which production payments are received by McMoRan in accordance with the terms of the master conveyance. Royalties received by the Royalty Trust will not result in immediate distributions to the Royalty Trust unitholders as royalties are first subject to payment of loans outstanding, administrative expenses of the Royalty Trust and the establishment of a cash reserve for payment of future liabilities as determined at the discretion of the Trustee. Royalty receipts were not sufficient to repay the Royalty Trust's existing indebtedness or to cover administrative expenses of the Royalty Trust during the year ended December 31, 2015. As a result, there were no distributions paid to Royalty Trust unitholders during such period. The Royalty Trust's only other sources of liquidity are mandatory annual contributions, any loans and the required standby reserve account or letter of credit from FCX. As a result, any material adverse change in FCX's or McMoRan's financial condition or results of operations could materially and adversely affect the Royalty Trust and the underlying royalty trust units. See Part I, Item 1A. “Risk Factors” of this Form 10-K for more information.

OFF- BALANCE SHEET ARRANGEMENTS

The Royalty Trust has no off-balance sheet arrangements. The Royalty Trust has not guaranteed the debt of any other party, nor does the Royalty Trust have any other arrangements or relationships with other entities that could potentially result in unconsolidated debt, losses or contingent obligations.

CONTRACTUAL OBLIGATIONS
A summary of the Royalty Trust’s contractual obligations as of December 31, 2015 is provided in the following table:

	Payments Due by Year
	Total	2016	2017 to 2018	2019 to 2020	After 2020 (a)
	(in thousands)
Trustee Administrative Fee (a)	(b)	$200	$400	$400	(b)
Total (a)	(b)	$200	$400	$400	(b)
(a)    Payable by the Royalty Trust until the dissolution of the Royalty Trust on June 3, 2033 or earlier upon the occurrence of certain specified events. For more information see Part I, Items 1. and 2. "Business and Properties - The Royalty Trust - Duration of the Royalty Trust" of this Form 10-K.
(b)    The Trustee Administrative Fee compensates the Trustee for performance of its duties and responsibilities related to the administration of the Royalty Trust, including usual and customary ministerial duties, preparation and filing of all SEC reports and press releases, record keeping, document compliance, coordination with the transfer agent as it relates to distributions and other related duties and maintenance of accounts on various systems. The trust agreement requires the Trustee to be paid the sum of $150,000 per year until the first year in which the Royalty Trust receives any royalty payment pursuant to the conveyances of the overriding royalty interests, at which time such sum is increased to $200,000 per year. Because the Royalty Trust received royalties related to the onshore Highlander subject interest in the second quarter of 2015, the Trustee's compensation increased to $200,000 per year beginning in 2016.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The financial statements of the Royalty Trust are prepared on the modified cash basis of accounting and are not intended to present the Royalty Trust’s financial position and results of operations in conformity with U.S. generally accepted accounting principles (GAAP). This other comprehensive basis of accounting corresponds to the accounting permitted for royalty trusts by the SEC. There has been no distributable income paid or due to the Royalty Trust unitholders from inception through December 31, 2015.

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

The Royalty Trust evaluates the carrying values of the overriding royalty interests in the subject interests for impairment if conditions indicate that potential uncertainty exists regarding the Royalty Trust’s ability to recover its recorded amounts related to the overriding royalty interests. Indications of potential impairment with respect to the overriding royalty interests can include, among other things, subject interest lease expirations, reductions in estimated reserve quantities or resource potential, changes in estimated future oil and gas prices, exploration costs, and/or drilling plans, and other matters that arise that could negatively impact the carrying values of the overriding royalty interests. If an impairment event occurs and it is determined that the carrying value of the Royalty Trust's overriding royalty interests in the subject interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the overriding royalty interests in the subject interests exceeds the fair value of these assets, which would be measured by discounting projected cash flows. The related impairment amounts are recorded as a reduction to the overriding royalty interests with an offsetting reduction to the Trust Corpus in the period such impairment is determined (See Note 3).

The Royalty Trust recorded impairment charges totaling $161.8 million during the year ended December 31, 2015, and $231.7 million during the year ended December 31, 2014. During 2015, the impairment charges included $101.0 million related to the offshore England and onshore Tortuga and Lineham Creek subject interests as McMoRan informed the Trustee that it does not plan to conduct further activities on these subject interests and intends to relinquish the related leases, and $60.8 million related to the onshore Highlander subject interest primarily as a result of declines in commodity prices and changes in McMoRan's operating and development plans. During 2015, McMoRan also informed the Trustee that it intends to assign or relinquish the lease related to the offshore Lafitte subject interest, for which the Royalty Trust had no carrying value.

During 2014, the Royalty Trust recorded impairment charges related to 13 of the subject interests, due to the decline in oil prices during the fourth quarter of 2014, and FM O&G's reduced budgeted capital expenditures and other activities for 2015. In the event on or before December 5, 2017, McMoRan acquires a leasehold interest covering the same area covered by a terminated lease, or acquires additional leasehold interests associated with any of the subject interests, such newly acquired leasehold interests will become part of the subject interests.

DISCLOSURES ABOUT MARKET RISKS

The Royalty Trust's most significant credit risk relates to adverse changes in FCX's or McMoRan's financial condition or results of operations. Until the Royalty Trust receives royalties from McMoRan in an amount sufficient to pay administrative expenses, it must rely on FCX for funding of its administrative expenses.

Royalties are paid to the Royalty Trust on the last day of the month following the month in which production payments are received by McMoRan in accordance with the terms of the master conveyance. Royalties received by the Royalty Trust will not result in immediate distributions to the Royalty Trust unitholders as royalties are first subject to payment of loans outstanding, administrative expenses of the Royalty Trust and the establishment of a cash reserve for payment of future liabilities as determined at the discretion of the Trustee. Royalty receipts were not sufficient to repay the Royalty Trust's existing indebtedness or to cover administrative expenses of the Royalty Trust during the year ended December 31, 2015. As a result, there were no distributions paid to Royalty Trust unitholders during such period. The Royalty Trust's only other sources of liquidity are mandatory annual contributions, any loans and the required standby reserve account or letter of credit from FCX.

FCX has agreed to pay annual trust expenses up to a maximum amount of $350,000, with no right of repayment or interest due, to the extent the Royalty Trust lacks sufficient funds to pay administrative expenses. During each of the years ended December 31, 2015, 2014 and 2013, FCX contributed $350,000 to the Royalty Trust under this arrangement. In addition to such annual contributions, FCX has agreed to lend money, on an unsecured, interest-free basis, to the Royalty Trust to fund the Royalty Trust's ordinary administrative expenses as set forth in the royalty trust agreement. Since inception, FCX has loaned $650,000 to the Royalty Trust under this arrangement, none of which has been repaid as of December 31, 2015.

FCX has also agreed to provide and maintain a $1.0 million stand-by reserve account or an equivalent letter of credit for the benefit of the Royalty Trust to enable the Trustee to draw on such reserve account or letter of credit to pay obligations of the Royalty Trust if its funds are inadequate to pay its obligations at any time. Currently, with the consent of the Trustee, FCX may reduce the reserve account or substitute a letter of credit with a different face amount for the original letter of credit or any substitute letter of credit. In connection with this arrangement, FCX has provided $1.0 million in the form of a reserve fund cash account to the Royalty Trust. The Royalty Trust has not drawn any funds from the reserve account, and FCX has not requested a reduction of such reserve account. As a result, any material adverse change in FCX's or McMoRan's financial condition or results of operations could materially and adversely affect the Royalty Trust and the underlying royalty trust units, if FCX requests and the Trustee consents, to reduce the $1.0 million reserve cash fund.

The Royalty Trust is a passive entity and, except for the Royalty Trust’s ability to borrow from FCX as described above, the Royalty Trust is prohibited from engaging in loan transactions. The Royalty Trust periodically holds short-term investments acquired with funds that it holds for the payment of its administrative and other expenses. Because of the short-term nature of these investments and limitations on the types of investments that the Royalty Trust may hold, the Royalty Trust is not subject to any material interest rate risk. The Royalty Trust does not engage in transactions in foreign currencies that could expose the Royalty Trust unitholders to foreign currency-related market risk, nor does the Royalty Trust engage in any other financial derivative transactions.

The Royalty Trust's most significant market risk relates to the prices received for oil and natural gas production. Any royalties that the Royalty Trust receives will be derived from the subject interests and will depend substantially on prevailing prices for natural gas, and, to a lesser extent, oil. As a result, commodity prices also will affect the amount of cash flow, if any, available for distribution to the Royalty Trust unitholders. Lower oil and natural gas prices may also reduce the amount of oil and natural gas, if any, that McMoRan or the third-party operators will be able to economically produce and may reduce the likelihood that the subject interests will be developed.

Downward pressure on oil and natural gas prices continued in 2015. During 2015, the NYMEX natural gas price fluctuated from a low of $1.68 per MMBtu to a high of $3.35 per MMBtu and the WTI crude oil price ranged from a low of $33.98 per barrel to a high of $62.58 per barrel. On December 31, 2015, the NYMEX natural gas price was $2.34 per MMBtu and the WTI crude oil price was $37.04 per barrel. During the first quarter of 2016, oil and natural gas prices have remained depressed and on March 8, 2016, the NYMEX natural gas price was $1.72 per MMBtu and the WTI crude oil price was $36.23 per barrel.

Any additional future production will be subject to uncertainties, many of which will be beyond McMoRan’s control, including the timing and flow rates associated with the initial production from discoveries, weather-related factors, shut-in or recompletion activities on any of the subject interests’ related properties or on third-party-owned pipelines or facilities, and the state of the financial and commodity markets. Any of these factors, among others, could materially adversely affect the Royalty Trust. For more information regarding risks associated with oil and natural gas production and commodity price fluctuations, see Part I, Item 1A. “Risk Factors” of this Form 10-K.

NEW ACCOUNTING STANDARDS

The Royalty Trust does not expect recently issued accounting standards to have a significant impact on its future financial statements and disclosures.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE TRUSTEE AND HOLDERS OF ROYALTY TRUST UNITS
OF GULF COAST ULTRA DEEP ROYALTY TRUST:

We have audited Gulf Coast Ultra Deep Royalty Trust's (the Royalty Trust) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). The Bank of New York Mellon Trust Company, N.A., as Trustee of the Royalty Trust, is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Royalty Trust’s internal control over financial reporting based on our audit.

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

The Royalty Trust's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with the modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States. The Royalty Trust's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Royalty Trust; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with the modified cash basis of accounting, and that receipts and expenditures of the Royalty Trust are being made only in accordance with authorizations of the Trustee of the Royalty Trust; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Royalty
Trust's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Royalty Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying statements of assets, liabilities and trust corpus of the Royalty Trust as of December 31, 2015 and 2014, and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2015 and our report dated March 11, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas
March 11, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE TRUSTEE AND HOLDERS OF ROYALTY TRUST UNITS
OF GULF COAST ULTRA DEEP ROYALTY TRUST:

We have audited the accompanying statements of assets, liabilities and trust corpus of Gulf Coast Ultra Deep Royalty Trust (the Royalty Trust) as of December 31, 2015 and 2014, and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of The Bank of New York Mellon Trust Company, N.A., as the Royalty Trust’s trustee (the Trustee). Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and trust corpus of the Royalty Trust at December 31, 2015 and 2014, and the distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2015, in conformity with the modified cash basis of accounting described in Note 1.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Royalty Trust’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 11, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas
March 11, 2016

GULF COAST ULTRA DEEP ROYALTY TRUST
STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	December 31,
	2015	2014
ASSETS
Operating cash	$176,074	$140,472
Reserve fund cash	1,000,052	1,000,042
Overriding royalty interests in subject interests, net	6,085,310	168,567,700
Total assets	$7,261,436	$169,708,214

LIABILITIES AND TRUST CORPUS
Reserve fund liability	$1,000,052	$1,000,042
Loan payable to Freeport-McMoRan Inc. (FCX)	650,000	650,000
Trust corpus (230,172,696 royalty trust units authorized, issued and outstanding as of December 31, 2015 and 2014)	5,611,384	168,058,172
Total liabilities and trust corpus	$7,261,436	$169,708,214

The accompanying notes are an integral part of these financial statements.

GULF COAST ULTRA DEEP ROYALTY TRUST
STATEMENTS OF DISTRIBUTABLE INCOME

	Years Ended December 31,
	2015	2014	2013

Royalty income	$301,944	$—	$—
Interest income	1	1	4
Administrative expenses	(616,343)	(603,380)	(606,163)
Administrative expenses in excess of income	$(314,398)	$(603,379)	$(606,159)
Distributable income	$—	$—	$—
Distributable income per royalty trust unit	$—	$—	$—
Royalty trust units outstanding at end of period	230,172,696	230,172,696	230,172,696

The accompanying notes are an integral part of these financial statements.

GULF COAST ULTRA DEEP ROYALTY TRUST
STATEMENTS OF CHANGES IN TRUST CORPUS

	Years Ended December 31,
	2015	2014	2013

Trust corpus, beginning of period	$168,058,172	$400,044,192	$10
Trust contributions	350,000	350,000	350,000
Amortization of overriding royalty interests in subject interests	(671,390)	—	—
Impairment of subject interests	(161,811,000)	(231,732,641)	—
Administrative expenses in excess of income	(314,398)	(603,379)	(606,159)
Overriding royalty interests in subject interests	—	—	400,300,341
Trust corpus, end of period	$5,611,384	$168,058,172	$400,044,192

The accompanying notes are an integral part of these financial statements.

GULF COAST ULTRA DEEP ROYALTY TRUST
NOTES TO FINANCIAL STATEMENTS

1 . SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The financial statements of Gulf Coast Ultra Deep Royalty Trust (the Royalty Trust) are prepared on the modified cash basis of accounting and are not intended to present the Royalty Trust’s financial position and results of operations in conformity with United States (U.S.) generally accepted accounting principles (GAAP). This other comprehensive basis of accounting corresponds to the accounting permitted for royalty trusts by the U.S. Securities and Exchange Commission (SEC), as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts. There has been no distributable income paid or due to the Royalty Trust unitholders from inception (defined in Note 2) through December 31, 2015.

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

The carrying value of the Royalty Trust’s overriding royalty interests in the subject interests (each defined in Note 2) is amortized using the units of production method based on estimated proved reserves, on an individual subject interest basis, once production has been achieved for the respective subject interests. Such non-cash amortization is charged directly to the Trust Corpus as royalties are received, and will not affect distributable cash or the determination of distributable cash per royalty trust unit, see Note 3.

The Royalty Trust evaluates the carrying values of the overriding royalty interests in the subject interests for impairment if conditions indicate that potential uncertainty exists regarding the Royalty Trust’s ability to recover its recorded amounts related to the overriding royalty interests. Indications of potential impairment with respect to the overriding royalty interests can include, among other things, subject interest lease expirations, reductions in estimated reserve quantities or resource potential, changes in estimated future oil and natural gas prices, exploration costs, and/or drilling plans, and other matters that arise that could negatively impact the carrying values of the overriding royalty interests. If an impairment event occurs and it is determined that the carrying value of the Royalty Trust's overriding royalty interests in the subject interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the overriding royalty interests in the subject interests exceeds the fair value of these assets, which would be measured by discounting projected cash flows. The related impairment amounts are recorded as a reduction to the overriding royalty interest with an offsetting reduction to the Trust Corpus in the period such impairment is determined. Impairment of the carrying values of the overriding royalty interests in the subject interests involves a significant amount of judgment and may be subject to changes over time based on drilling plans and results, geophysical evaluations, the assignment of proved oil and natural gas reserves, availability of capital and other factors. Fair value accounting guidance includes a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 inputs) and the lowest priority to unobservable inputs (Level 3). Fair value estimates utilized in the impairment assessment were determined based on inputs not observable in the market and thus represent Level 3 measurements.

For the years ended December 31, 2015, 2014 and 2013, the Royalty Trust paid administrative expenses of $616,343, $603,380 and $606,163, respectively. Administrative expenses, which consisted primarily of audit, legal and trustee expenses incurred in connection with the administration of the Royalty Trust, increased slightly for 2015 as compared to 2014 primarily due to timing of payments, which are recorded in accordance with the modified cash basis of accounting.

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

FCX's portfolio of oil and gas assets is held through its wholly owned subsidiary, FCX Oil & Gas Inc. (FM O&G). As a result of the merger, MMR and McMoRan Oil & Gas LLC (McMoRan), MMR's wholly owned operating subsidiary, are both wholly owned subsidiaries of FM O&G.

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

The Royalty Trust was created to hold a 5% gross overriding royalty interest (collectively, the overriding royalty interests) in future production from each of McMoRan's Inboard Lower Tertiary/Cretaceous exploration prospects located in the shallow waters of the Gulf of Mexico and onshore in South Louisiana that existed as of December 5, 2012, the date of the merger agreement (collectively, the subject interests). The subject interests were "carved out" of the mineral interests acquired by FCX pursuant to the merger and were not considered part of FCX's purchase consideration of MMR. McMoRan owns less than 100% of the working interest associated with each of the subject interests.

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

3. OVERRIDING ROYALTY INTERESTS
The royalty trust units represent beneficial interests in the Royalty Trust, which holds a 5% gross overriding royalty interest in future production from each of the subject interests during the life of the Royalty Trust. An "overriding" royalty interest in general represents a non-operating interest in an oil and gas property that provides the owner a specified share of production without any related operating expenses or development costs and is carved out of an oil and gas lessee's working or cost-bearing interest under the lease. In contrast, a "working" or "cost-bearing" interest in general represents an operating interest in an oil and gas property that provides the owner a specified share of production that is subject to all production expenses and development costs. An owner of a working or cost-bearing interest, subject to the terms of an applicable operating agreement, generally has the right to participate in the selection of a prospect, drilling location or drilling contractor; to propose the drilling of a well; to determine the timing and sequence of drilling operations; to commence or shut down production; to take over operations; or to share in any operating decision. An owner of an overriding royalty interest generally has none of the rights described in the preceding sentence, and neither the Royalty Trust nor the Royalty Trust unitholders has any such rights.

As more fully discussed below, McMoRan has informed the Trustee that it has no plans to pursue, has relinquished, or has allowed to expire all subject interests except for the onshore Highlander subject interest.

The subject interests consist of 20 specified Inboard Lower Tertiary/Cretaceous prospects (which have target depths generally greater than 18,000 feet total vertical depth) located in the shallow waters of the Gulf of

Mexico and onshore in South Louisiana, one of which began commercial production in 2015 and the rest of which are exploration prospects. The offshore subject interests consist of the following exploration prospects: (1) Barataria; (2) Barbosa; (3) Blackbeard East; (4) Blackbeard West; (5) Blackbeard West #3; (6) Bonnet; (7) Calico Jack; (8) Captain Blood; (9) Davy Jones; (10) Davy Jones West; (11) Drake; (12) England; (13) Hook; (14) Hurricane; (15) Lafitte; (16) Morgan; and (17) Queen Anne's Revenge. The onshore subject interests consist of (1) Highlander; (2) Lineham Creek; and (3) Tortuga. Other than the onshore Highlander subject interest, which began commercial production on February 25, 2015, the onshore subject interests are currently exploration prospects. McMoRan does not own 100% of the estimated working interest associated with any of the subject interests. The overriding royalty interests in future production from the subject interests burden all of McMoRan's leasehold interests associated with such prospects as of December 5, 2012, and will burden any leasehold interests associated with such prospects that McMoRan acquires on or before December 5, 2017, up to the estimated working interests reflected in the master conveyance (subject to McMoRan's right to dispose of a portion of the working interests to a percentage not less than the estimated working interests reflected in the master conveyance). Each of the overriding royalty interests has been, or will be, proportionately reduced based on McMoRan's working interest to equal the product of 5% multiplied by a fraction, the numerator of which is the working interest held by McMoRan and its affiliates associated with the applicable subject interest (subject to a cap equal to McMoRan's estimated working interest (equal to the working interest McMoRan owns or expects to acquire and as reflected in the master conveyance) associated with each subject interest, on a prospect-by-prospect basis) and the denominator of which is 100%.

As of December 5, 2012, the date of the merger agreement, the subject interests comprised all of McMoRan's Inboard Lower Tertiary/Cretaceous exploration prospects. Additional Inboard Lower Tertiary/Cretaceous exploration prospects developed by McMoRan (other than those reflected below) will not be included in the subject interests. As of December 31, 2015, McMoRan had acquired working interests in additional Inboard Lower Tertiary/Cretaceous exploration prospects that are not part of the subject interests.

The Royalty Trust recorded impairment charges totaling $161.8 million during the year ended December 31, 2015, and $231.7 million during the year ended December 31, 2014. During 2015, the impairment charges included $101.0 million related to the offshore England and onshore Tortuga and Lineham Creek subject interests as McMoRan informed the Trustee that it does not plan to conduct further activities on these subject interests and intends to relinquish the related leases, and $60.8 million related to the onshore Highlander subject interest as a result of declines in commodity prices and changes in McMoRan's operating and development plans. During 2015, McMoRan also informed the Trustee that it intends to assign or relinquish the lease related to the offshore Lafitte subject interest, for which the Royalty Trust had no carrying value.

During 2014, the Royalty Trust recorded impairment charges related to 13 of the subject interests, due to the decline in oil prices during the fourth quarter of 2014, and FM O&G's reduced budgeted capital expenditures and other activities for 2015. In the event McMoRan acquires a leasehold interest covering the same area covered by a terminated lease, or acquires additional leasehold interests associated with any of the subject interests, on or before December 5, 2017, such newly acquired leasehold interests will become part of the subject interests.

The onshore Highlander subject interest began commercial production on February 25, 2015. Prior to this date there had been no commercial production of hydrocarbons from any of the subject interests. An amortization charge related to production volumes associated with the onshore Highlander subject interest reduced the carrying value of the overriding royalty interests in the subject interests by $671,390 for the year ended December 31, 2015. Accumulated amortization was $671,390 at December 31, 2015.

McMoRan has informed the Trustee that it has no plans to pursue, has relinquished, or has allowed to expire all subject interests except for the onshore Highlander subject interest. Additionally, McMoRan has informed the Trustee that it is unlikely to drill additional Inboard Lower Tertiary/Cretaceous wells at the current time, considering existing natural gas prices and the cost of drilling and completing these wells. McMoRan has also informed the Trustee that as annual rentals on leases outside the currently producing unit at the onshore Highlander subject interest become due, it will decide whether to pay or not pay its proportional share of such rentals. Under the operating agreement applicable to these leases, McMoRan is obligated to offer its interest in any acreage it decides to release to its co-lessees free and clear of the overriding royalty interest. During 2016, McMoRan has elected to release its interest in certain leases at the onshore Highlander subject interest outside the currently producing unit, representing approximately 9,200 net acres.

In the event on or before December 5, 2017, McMoRan acquires a leasehold interest covering the same area covered by a terminated lease, or acquires additional leasehold interests associated with any of the subject interests, such newly acquired leasehold interests will become part of the subject interests.

Information regarding McMoRan's estimated working interest and the Royalty Trust's estimated overriding royalty interest for each subject interest as of December 31, 2015 is set forth below.

Subject Interest	McMoRan's Estimated Working Interest Related to the Subject Interests	Operator	Royalty Trust's Estimated Overriding Royalty Interest (5% proportionately reduced to reflect the Estimated Working Interest)
Davy Jones (a)	—	McMoRan	—
Blackbeard East (a)	—	McMoRan	—
Lafitte (b)	72%	McMoRan	3.6%
Blackbeard West (a)	—	McMoRan	—
England (c)	—	McMoRan	—
Barbosa (a)	—	McMoRan	—
Morgan (a)	—	McMoRan	—
Barataria (a)	—	McMoRan	—
Blackbeard West #3 (a)	—	McMoRan	—
Drake (a)	—	McMoRan	—
Davy Jones West (a)	—	McMoRan	—
Hurricane (d)	72%	McMoRan	3.6%
Hook (a)	—	McMoRan	—
Captain Blood (a)	—	McMoRan	—
Bonnet (a)	—	McMoRan	—
Queen Anne's Revenge (a)	—	McMoRan	—
Calico Jack (a)	—	McMoRan	—
Highlander (e)	72%	McMoRan	3.6%
Lineham Creek (f)	36%	Chevron	1.8%
Tortuga (c)	—	McMoRan	—

(a)     McMoRan's lease rights to the offshore Davy Jones, Blackbeard East, Blackbeard West, Barbosa, Morgan, Barataria, Blackbeard West #3, Drake, Davy Jones West, Hook, Captain Blood, Bonnet, Queen Anne's Revenge and Calico Jack subject interests have expired or were relinquished. In the event on or before December 5, 2017, McMoRan acquires a leasehold interest covering the same area covered by a terminated lease, or acquires additional leasehold interests associated with any of the subject interests, such newly acquired leasehold interests will become part of the subject interests, and if this were to occur, it is expected that the Royalty Trust's overriding royalty interest would be 5% of McMoRan's estimated working interest as indicated in the master conveyance.

(b)    During the third quarter of 2015, McMoRan informed the Trustee that it does not plan to further develop the offshore Lafitte subject interest and intends to assign or relinquish the related lease. The carrying value associated with the offshore Lafitte subject interest was zero as of September 30, 2015. McMoRan's working interest and the Royalty Trust's overriding royalty interest in the related lease will terminate when the related lease is relinquished. In the event on or before December 5, 2017, McMoRan acquires a leasehold interest covering the same area covered by a terminated lease, or acquires additional leasehold interests associated with any of the subject interests, such newly acquired leasehold interests will become part of the subject interests.

(c)     Impairment charges of $89.5 million, representing the carrying value associated with the offshore England and onshore Tortuga subject interests, were recorded during the second quarter of 2015. McMoRan informed the

Trustee that it does not plan to drill or conduct operational activities on these subject interests and has relinquished leases associated with a substantial portion of these subject interests. In the event on or before December 5, 2017, McMoRan acquires a leasehold interest covering the same area covered by a terminated lease, or acquires additional leasehold interests associated with any of the subject interests, such newly acquired leasehold interests will become part of the subject interests.

(d)    McMoRan has informed the Trustee that it does not plan to develop the offshore Hurricane subject interest. McMoRan's working interest and the Royalty Trust's overriding royalty interest in the related lease will terminate when the related lease rights expire. In the event on or before December 5, 2017, McMoRan acquires a leasehold interest covering the same area covered by a terminated lease, or acquires additional leasehold interests associated with any of the subject interests, such newly acquired leasehold interests will become part of the subject interests.

(e)    An impairment charge of $60.8 million relating to the onshore Highlander subject interest was recorded during the fourth quarter of 2015, primarily as a result of declines in commodity prices and changes in McMoRan's operating and development plans.

(f)    An impairment charge of $11.5 million, representing the carrying value associated with the onshore Lineham Creek subject interest, was recorded during the third quarter of 2015. McMoRan informed the Trustee that it does not plan to further develop the subject interest and intends to relinquish the related leases. In the event on or before December 5, 2017, McMoRan acquires a leasehold interest covering the same area covered by a terminated lease, or acquires additional leasehold interests associated with any of the subject interests, such newly acquired leasehold interests will become part of the subject interests.

The Royalty Trust has no ability to direct or influence the exploration or development of the subject interests. In addition, neither FCX nor McMoRan is under any obligation to fund or to commit any other resources to the exploration or development of the subject interests. Further, FCX and McMoRan each has the right to elect not to participate in drilling or other operations conducted by other working interest owners with respect to the subject interests.

The Royalty Trust will dissolve on the earliest to occur of (i) June 3, 2033, (ii) the sale of all of the overriding royalty interests, (iii) the election by the Trustee following its resignation for cause (as more fully described in the royalty trust agreement), (iv) a vote of the holders of 80% (which after June 3, 2018, will be reduced to 66⅔%) or more of the outstanding royalty trust units held by persons other than FCX or any of its affiliates, at a duly called meeting of the Royalty Trust unitholders at which a quorum is present, or (v) the exercise by FCX of the right to call all of the royalty trust units as described in the next paragraph.  The overriding royalty interests terminate upon the termination of the Royalty Trust, other than in certain limited circumstances where the Royalty Trust has been permitted to transfer the overriding royalty interests to a third party pursuant to the terms of the royalty trust agreement (in which case the overriding royalty interests may extend through June 3, 2033).

FCX has a call right with respect to the outstanding royalty trust units at $10 per royalty trust unit, which may not be exercised prior to June 3, 2018.  In addition, at any time after June 3, 2018, if the royalty trust units are then listed for trading or admitted for quotation on a national securities exchange or any quotation system and the volume weighted average price per royalty trust unit is equal to $0.25 or less for the immediately preceding consecutive nine-month period, FCX may purchase all, but not less than all, of the outstanding royalty trust units at a price of $0.25 per royalty trust unit so long as FCX tenders payment within 30 days following the end of such nine-month period.

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

5. RELATED PARTY TRANSACTIONS
Royalties. In accordance with the master conveyance of overriding royalty interest (the master conveyance), during the year ended December 31, 2015, the Royalty Trust received royalties from McMoRan of $301,944 resulting from the onshore Highlander subject interest's production. Royalties are paid to the Royalty Trust on the last day of the month following the month in which production payments are received by McMoRan in accordance with the terms of the master conveyance. Royalties received by the Royalty Trust will not result in immediate distributions to the Royalty Trust unitholders as royalties are first subject to payment of loans outstanding, administrative expenses of the Royalty Trust and the establishment of a cash reserve for payment of future liabilities as determined at the discretion of the Trustee. Royalty receipts were not sufficient to repay the Royalty Trust's existing indebtedness or to cover administrative expenses of the Royalty Trust during the year ended December 31, 2015. As a result, there were no distributions paid to Royalty Trust unitholders during such period.

Funding of Administrative Expenses. Pursuant to the royalty trust agreement, FCX has agreed to pay annual trust expenses up to a maximum amount of $350,000, with no right of repayment or interest due, to the extent the Royalty Trust lacks sufficient funds to pay administrative expenses. During each of the years ended December 31, 2015, 2014 and 2013, FCX contributed $350,000 to the Royalty Trust under this arrangement. In addition to such annual contributions, FCX has agreed to lend money, on an unsecured, interest-free basis, to the Royalty Trust to fund the Royalty Trust's ordinary administrative expenses as set forth in the royalty trust agreement. During the year ended December 31, 2015, FCX did not lend money to the Royalty Trust under this arrangement. During the years ended December 31, 2014 and 2013, FCX loaned $200,000 and $450,000, respectively, to the Royalty Trust under this arrangement, none of which has been repaid as of December 31, 2015.

Pursuant to the royalty trust agreement, FCX agreed to provide and maintain a $1.0 million stand-by reserve account or an equivalent letter of credit for the benefit of the Royalty Trust to enable the Trustee to draw on such reserve account or letter of credit to pay obligations of the Royalty Trust if its funds are inadequate to pay its obligations at any time. Currently, with the consent of the Trustee, FCX may reduce the reserve account or substitute a letter of credit with a different face amount for the original letter of credit or any substitute letter of credit. In connection with this arrangement, FCX has provided $1.0 million in the form of a reserve fund cash account to the Royalty Trust, which amount is reflected as reserve fund cash with a corresponding reserve fund liability in the accompanying Statements of Assets, Liabilities and Trust Corpus. The Royalty Trust has not drawn any funds from the reserve account, and FCX has not requested a reduction of such reserve account. For additional information regarding the royalty trust agreement, see Note 2.

Compensation of the Trustee. The Trustee is paid the sum of $150,000 per year until the first year in which the Royalty Trust receives any royalty payments pursuant to the conveyances of the overriding royalty interests, at which time such sum is increased to $200,000 per year. Because the Royalty Trust received royalties related to the onshore Highlander subject interest in the second quarter of 2015, the Trustee's compensation increased to $200,000 per year beginning in 2016. Additionally, the Trustee receives reimbursement for its reasonable out-of-pocket expenses incurred in connection with the administration of the Royalty Trust. The Trustee’s compensation is paid out of the Royalty Trust’s assets. The Trustee has a lien on the Royalty Trust’s assets to secure payment of its compensation and any indemnification expenses and other amounts to which it is entitled under the royalty trust agreement.

Royalty Trust Units Held by FCX. At December 31, 2015, the Royalty Trust had 230,172,696 royalty trust units outstanding and FCX, through its indirect wholly owned subsidiary McMoRan, held 62,285,438 royalty trust units (or 27.1% of the outstanding royalty trust units). FCX is currently the largest holder of outstanding royalty trust units.

6. CONTINGENCIES
Litigation. There are currently no pending legal proceedings to which the Royalty Trust is a party.

7. SUBSEQUENT EVENTS
The Royalty Trust evaluated all other events subsequent to December 31, 2015, and through the date the Royalty Trust’s financial statements were issued, and determined that all events or transactions occurring during this period requiring recognition or disclosure were appropriately addressed in these financial statements.

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
Decreases in the prices of crude oil and natural gas could have an adverse effect on the carrying value of the proved reserves, reserve volumes and revenues, profitability and cash flows. The Royalty Trusts's reference prices for reserve determination are the West Texas Intermediate (WTI) spot price for crude oil and the Henry Hub spot price for natural gas. As of March 2016, the twelve-month average of the first-day-of-the-month historical reference price for natural gas has decreased from $2.59 per MMBtu at December 31, 2015, to $2.40 per MMBtu.

	Natural Gas (MMcf)(a)		Oil (MBbls)(a)		Total (MMcfe)(a)
2015
Proved reserves:
Balance at beginning of year	2,071		7		2,113
Revisions of previous estimates	(949)	(b)	(7)	(b)	(991)
Extensions and discoveries	—		—		—
Acquisition of reserves in-place	—		—		—
Sale of reserves in-place	—		—		—
Purchase of reserves in-place	—		—		—
Production	(131)		—		(131)
Balance at end of year	991		—		991

Proved developed reserves at December 31, 2015	991		—		991
Proved undeveloped reserves at December 31, 2015	—		—		—

	Natural Gas (MMcf)(a)		Oil (MBbls)(a)	Total (MMcfe)(a)
2014
Proved reserves:
Balance at beginning of year	687		7	729
Revisions of previous estimates	—		—	—
Extensions and discoveries	1,384	(c)	—	1,384
Acquisition of reserves in-place	—		—	—
Sale of reserves in-place	—		—	—
Purchase of reserves in-place	—		—	—
Production	—		—	—
Balance at end of year	2,071		7	2,113

Proved developed reserves at December 31, 2014	1,384		—	1,384
Proved undeveloped reserves at December 31, 2014	687		7	729

	Natural Gas (MMcf)(a)		Oil (MBbls)(a)	Total (MMcfe)(a)
2013
Proved reserves:
Balance at beginning of year	—		—	—
Conveyance of overriding royalty interests (June 3, 2013)	856		9	910
Revisions of previous estimates	(169)	(d)	(2)	(181)
Extensions and discoveries	—		—	—
Acquisition of reserves in-place	—		—	—
Sale of reserves in-place	—		—	—
Purchase of reserves in-place	—		—	—
Production	—		—	—
Balance at end of year	687		7	729

Proved developed reserves at December 31, 2013	—		—	—
Proved undeveloped reserves at December 31, 2013	687		7	729

(a)     MMcf = millions of cubic feet; MBbls = thousands of barrels; MMcfe = MMcf equivalent.

(b)
For the year ended December 31, 2015, proved undeveloped reserves of 729 Mmcfe related to the onshore Lineham Creek subject interest were reduced to zero. McMoRan informed the Trustee that it does not plan to further develop the subject interest and intends to relinquish the related leases. The remaining 262 Mmcfe of negative revisions associated with the onshore Highlander subject interest were primarily caused by reduced trailing twelve-month average natural gas reference prices.

(c)
For the year ended December 31, 2014, reserves attributable to the Royalty Trust had a total of 1.4 Mmcfe of extensions and discoveries, all of which relate to the initial well drilled at the onshore Highlander subject interest.

(d)
For the year ended December 31, 2013, proved undeveloped reserves were revised subsequent to McMoRan's contribution of the onshore Lineham Creek subject interest to the Royalty Trust, which resulted from data obtained through additional drilling activities.

Standardized Measure. The Standardized Measure (discounted at 10%) from production of proved natural gas reserves has been developed as of December 31, 2015, in accordance with SEC guidelines. McMoRan estimated the quantity of proved natural gas reserves associated with the overriding royalty interests in the subject interests as well as the future periods in which they are expected to be produced based on year-end economic conditions. Estimates of future net revenues from the Royalty Trust's proved natural gas properties and the present value thereof were made using the twelve-month average of the first-day-of-the-month historical reference prices as adjusted for location and quality differentials, which are held constant throughout the life of the natural gas properties, except where such guidelines permit alternate treatment, including the use of fixed and determinable contractual price escalations. Future gross revenues were reduced by estimated specified post-production costs and taxes in accordance with the trust agreement, all of which were based on current costs in effect at December 31, 2015, and held constant throughout the life of the natural gas properties. Future income taxes are not presented given the Royalty Trust's status a non-taxable "pass through" entity (See Note 4).
The average realized sales price used in the Royalty Trust's reserve report as of December 31, 2015, was $2.45 per one thousand cubic feet (Mcf) of natural gas. The average realized sales prices used in the Royalty Trust's reserve report as of December 31, 2014, were $4.10 per Mcf of natural gas and $94.99 per barrel of crude oil.
The Standardized Measure related to proved oil and natural gas reserves as of December 31 follows:

	2015	2014

Future cash inflows	$2,427,300	$9,143,214
Future costs applicable to future cash flows:
Production costs (primarily production and ad valorem taxes)	(351,400)	(458,447)
Development and abandonment costs	—	—
Future income taxes (a)	—	—
Future net cash flows	2,075,900	8,684,767
Discount for estimated timing of net cash flows (10% discount rate) (b)	(169,400)	(1,824,710)
Standardized measure	$1,906,500	$6,860,057

(a)	No taxes are presented given the Royalty Trust's status as a non-taxable "pass-through" entity (see Note 4).

(b)	Amounts reflect application of the required 10% discount rate to the estimated future net cash flows associated with production of estimated proved reserves.

A summary of the principal sources of changes in the Standardized Measure for the years ended December 31 follows:

Changes in Standardized Measure
	2015	2014	2013
Balance at beginning of year	$6,860,057	$2,409,028	$—
Changes during the year
Conveyance of overriding royalty interests (June 3, 2013)	—	—	2,713,309
Sales, net of production expense	(301,944)	—	—
Net changes in sales and transfer prices, net of production expenses	(3,323,252)	253,036	282,189
Extensions, discoveries and improved recoveries	—	4,266,500	—
Changes in estimated future development costs	—	—	—
Previously estimated development costs incurred during the year	—	—	—
Sales of reserves in-place	—	—	—
Revisions of quantity estimates	(1,658,558)	—	(761,070)
Changes due to timing and other	(355,809)	(309,410)	—
Accretion of discount	686,006	240,903	174,600
Net change in income taxes	—	—	—
Total changes	(4,953,557)	4,451,029	2,409,028
Balance at end of year	$1,906,500	$6,860,057	$2,409,028

9. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Royalty Income	Income in Excess of Administrative Expenses (Administrative Expenses in Excess of Income)	Distributable Income (a)	Distributable Income Per Unit (a)

2015
1st Quarter	$—	$(128,166)	$—	$—
2nd Quarter	120,475	(93,027)	—	—
3rd Quarter	133,922	40,944	—	—
4th Quarter	47,547	(134,149)	—	—
	$301,944	$(314,398)	$—	$—

2014
1st Quarter	$—	$(69,085)	$—	$—
2nd Quarter	—	(301,836)	—	—
3rd Quarter	—	(99,312)	—	—
4th Quarter	—	(133,146)	—	—
	$—	$(603,379)	$—	$—

(a)
As of December 31, 2015, only the onshore Highlander subject interest had established commercial production. In accordance with the master conveyance, in the second quarter of 2015, the Royalty Trust began receiving royalties from McMoRan. Royalties received by the Royalty Trust will not result in immediate distributions to the Royalty Trust unitholders as royalties are first subject to payment of loans outstanding, administrative expenses of the Royalty Trust and the establishment of a cash reserve for payment of future liabilities as determined at the discretion of the Trustee.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Evaluation of disclosure controls and procedures. The Royalty Trust has no employees, and, therefore, does not have a principal executive officer or principal financial officer. Accordingly, the Trustee is responsible for making the evaluations, assessments and conclusions required pursuant to this Item 9A. The Trustee has evaluated the effectiveness of the Royalty Trust’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-K. Based on this evaluation, the Trustee has concluded that the Royalty Trust’s disclosure controls and procedures are effective as of the end of the period covered by this Form 10-K.

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

Internal Control Over Financial Reporting

(a) Trustee’s Annual Report on Internal Control over Financial Reporting. The Bank of New York Mellon Trust Company, N.A., as Trustee of the Royalty Trust, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act. The Trustee conducted an evaluation of the effectiveness of the Royalty Trust’s internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the “COSO criteria”). Based on the Trustee’s evaluation under the COSO criteria, the Trustee concluded that the Royalty Trust’s internal control over financial reporting was effective as of December 31, 2015.

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

(c) Changes in Internal Control over Financial Reporting. During the quarter ended December 31, 2015, there has been no change in the Royalty Trust's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Royalty Trust's internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of FCX.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Royalty Trust Unitholder Matters

Security Ownership of Certain Beneficial Owners
Based on filings with the SEC, the table below shows the beneficial owners of more than 5% of the outstanding royalty trust units. Unless otherwise indicated, all information is presented as of December 31, 2015 and all royalty trust units beneficially owned are held with sole voting and investment power.

Name and Address of Beneficial Owner	Total Number of Royalty Trust Units Beneficially Owned	Percent of Outstanding Royalty Trust Units(a)

Freeport-McMoRan Inc.
McMoRan Oil & Gas LLC
333 North Central Avenue
Phoenix, AZ 85004	62,285,438 (b)	27.1%

Lloyd I. Miller, III
3300 South Dixie Highway
Suite 1-365
West Palm Beach, FL 33405	36,232,089 (c)	15.7%

Mount Kellett Capital Management LP
Fortress MK Advisors LLC
FIG LLC
Fortress Operating Entity I LP
FIG Corp.
Fortress Investment Group LLC
1345 Avenue of the Americas, 46th Floor
New York, NY 10105	31,389,743 (d)	13.6%

Leon G. Cooperman
11431 W. Palmetto Park Road
Boca Raton, FL 33428	21,651,695 (e)	9.4%

(a)	Based on 230,172,696 royalty trust units outstanding as of December 31, 2015.

(b)	Based on a Schedule 13G filed with the SEC on February 11, 2015 by FCX and McMoRan.

(c)
Based on an amended Schedule 13G filed with the SEC on February 1, 2016, by Lloyd I. Miller, III in his individual capacity and as manager, managing member or trustee of certain limited liability companies and trusts. Mr. Miller has (a) sole voting and investment power over 35,969,743 of the royalty trust units reported and (b) shared voting and investment power over 262,346 of the royalty trust units reported.

(d)
Based on an amended Schedule 13G filed with the SEC on February 12, 2016, by Mount Kellett Capital Management LP, Fortress MK Advisors LLC, FIG LLC, Fortress Operating Entity I LP, FIG Corp., and Fortress Investment Group LLC. Such persons share voting and investment power over all of the royalty trust units reported.

(e)
Based on an amended Schedule 13G filed with the SEC on November 13, 2015, by Leon G. Cooperman, on his own behalf and on behalf of affiliated investment firms and managed accounts identified therein, Mr. Cooperman represents that he has sole voting and investment power over 5,000,000 royalty trust units. Mr. Cooperman subsequently filed an amended Form 4 on December 4, 2015, reporting an additional 16,651,695 royalty trust units held in managed accounts and private investment entities over which he has investment discretion but disclaims beneficial ownership except to the extent of his pecuniary interest therein.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Other than (a) its formation, (b) its receipt of contributions and loans from FCX for administrative and other expenses as provided for in the royalty trust agreement, (c) its payment of such administrative and other expenses, (d) its receipt of the conveyance of the overriding royalty interests from McMoRan pursuant to the master conveyance, and (e) its receipt of royalties from McMoRan, the Royalty Trust has not conducted any activities or entered into any transactions.

Funding of Administrative Expenses. Pursuant to the royalty trust agreement, FCX has agreed to pay annual trust expenses up to a maximum amount of $350,000, with no right of repayment or interest due, to the extent the Royalty Trust lacks sufficient funds to pay administrative expenses. During each of the years ended December 31, 2015, 2014 and 2013, FCX contributed $350,000 to the Royalty Trust under this arrangement. In addition to such annual contributions, FCX has agreed to lend money, on an unsecured, interest-free basis, to the Royalty Trust to fund the Royalty Trust's ordinary administrative expenses as set forth in the royalty trust agreement. During the year ended December 31, 2015, FCX did not lend money to the Royalty Trust under this arrangement. During the years ended December 31, 2014 and 2013, FCX loaned $200,000 and $450,000, respectively, to the Royalty Trust under this arrangement, none of which has been repaid as of December 31, 2015.

Pursuant to the royalty trust agreement, FCX agreed to provide and maintain a $1.0 million stand-by reserve account or an equivalent letter of credit for the benefit of the Royalty Trust to enable the Trustee to draw on such reserve account or letter of credit to pay obligations of the Royalty Trust if its funds are inadequate to pay its obligations at any time. Currently, with the consent of the Trustee, FCX may reduce the reserve account or substitute a letter of credit with a different face amount for the original letter of credit or any substitute letter of credit. In connection with this arrangement, FCX has provided $1.0 million in the form of a reserve fund cash account to the Royalty Trust, which amount is reflected as reserve fund cash with a corresponding reserve fund liability in the accompanying Statements of Assets, Liabilities and Trust Corpus. The Royalty Trust has not drawn any funds from the reserve account, and FCX has not requested a reduction of such reserve account. For additional information regarding the royalty trust agreement, see Note 2.

Compensation of the Trustee. The Trustee is paid the sum of $150,000 per year until the first year in which the Royalty Trust receives any royalty payments pursuant to the conveyances of the overriding royalty interests, at which time such sum is increased to $200,000 per year. Because the Royalty Trust received royalties related to the onshore Highlander subject interest in the second quarter of 2015, the Trustee's compensation increased to $200,000 per year beginning in 2016. Additionally, the Trustee receives reimbursement for its reasonable out-of-pocket expenses incurred in connection with the administration of the Royalty Trust. In the event of litigation involving the Royalty Trust, audits or inspection of the records of the Royalty Trust pertaining to the transactions affecting the Royalty Trust or any other unusual or extraordinary services rendered in connection with the administration of the Royalty Trust, the Trustee would be entitled to receive additional reasonable compensation for the services rendered, including the payment of the Trustee’s standard rates for all time spent by personnel of the Trustee on such matters. The Trustee’s compensation is paid out of the Royalty Trust's assets. The Trustee has a lien on the Royalty Trust’s assets to secure payment of its compensation and any indemnification expenses and other amounts to which it is entitled under the royalty trust agreement.

Royalty Trust Units Held by FCX. At December 31, 2015, the Royalty Trust had 230,172,696 royalty trust units outstanding and FCX, through its indirect wholly owned subsidiary McMoRan, held 62,285,438 royalty trust units (or 27.1% of the outstanding royalty trust units). FCX is currently the largest holder of outstanding royalty trust units.

The Royalty Trust has no directors.

Item 14. Principal Accounting Fees and Services
Fees and Related Disclosures for Accounting Services
The following table discloses the fees for professional services billed to the Royalty Trust by Ernst & Young LLP in each of the last two fiscal years:

	2015	2014
Audit Fees	$225,000	$200,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

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

Barrel. One stock tank barrel, or 42 U.S. gallons liquid volume (used in reference to crude oil or other liquid hydrocarbons).

Block. A block depicted on the Outer Continental Shelf Leasing and Official Protraction Diagrams issued by the BOEM (defined below) or a similar depiction on official protraction or similar diagrams issued by a state bordering on the Gulf of Mexico.

BOEM. The Bureau of Ocean Energy Management (an agency of the Department of the Interior; formed upon dissolution of the Bureau of Ocean Energy Management, Regulation and Enforcement on October 1, 2011, and responsible for environmental pre-leasing and leasing matters).

BSEE. The Bureau of Safety and Environmental Enforcement (an agency of the Department of the Interior; formed upon dissolution of the Bureau of Ocean Energy Management, Regulation and Enforcement on October 1, 2011, and responsible for environmental matters related to operations, safety and operational matters generally).

British thermal unit or Btu. The amount of heat required to raise the temperature of one pound of water by one degree Fahrenheit.
Gross well or gross acre. A well or acre in which McMoRan owns a working interest. The number of gross wells is the total number of wells in which McMoRan owns a working interest.
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

Proved reserves. Those quantities of oil and gas which, by analysis of engineering and geoscience data, can be estimated with reasonable certainty to be economically producible.

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

Date: March 11, 2016

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

Appendix A
February 24, 2016

The Bank of New York Mellon Trust Company, N.A.,
as Trustee
Gulf Coast Ultra Deep Royalty Trust
919 Congress Avenue, Suite 500
Austin, Texas 78701

Ladies and Gentlemen:

In accordance with your request, we have estimated the proved developed producing reserves and future revenue, as of December 31, 2015, to the Gulf Coast Ultra Deep Royalty Trust (Gulf Coast) overriding royalty interest in a certain gas property located in Bayou Long Field, St. Martin Parish, Louisiana. We completed our evaluation on or about the date of this letter. It is our understanding that the proved reserves estimated in this report constitute all of the proved reserves owned by Gulf Coast. The estimates in this report have been prepared in accordance with the definitions and regulations of the U.S. Securities and Exchange Commission (SEC) and, with the exception of the exclusion of future income taxes, conform to the FASB Accounting Standards Codification Topic 932, Extractive Activities-Oil and Gas. Definitions are presented immediately following this letter. This report has been prepared for Gulf Coast's use in filing with the SEC; in our opinion the assumptions, data, methods, and procedures used in the preparation of this report are appropriate for such purpose.

We estimate the gas reserves and future net revenue to the Gulf Coast interest in Bayou Long Field, as of December 31, 2015, to be:

	Gas Reserves (MMCF)		Future Net Revenue (M$)
	Gross			Present Worth
Category	(100%)	Net	Total	at 10%

Proved Developed Producing	31,082.8	990.9	2,075.9	1,906.5

Gas volumes are expressed in millions of cubic feet (MMCF) at standard temperature and pressure bases. This property has never produced commercial volumes of condensate.

The estimates shown in this report are for proved developed producing reserves. Our study indicates that there are no proved developed non-producing or proved undeveloped reserves for this property at this time. As requested, probable and possible reserves that exist for this property have not been included. This report does not include any value that could be attributed to interests in undeveloped acreage. Reserves categorization conveys the relative degree of certainty; reserves subcategorization is based on development and production status. The estimates of reserves and future revenue included herein have not been adjusted for risk.

Gross revenue is Gulf Coast's share of the gross (100 percent) revenue from the property prior to any deductions. Future net revenue is after deductions for Gulf Coast's share of production taxes, ad valorem taxes, and operating expenses but before consideration of any income taxes. The future net revenue has been discounted at an annual rate of 10 percent to determine its present worth, which is shown to indicate the effect of time on the value of money. Future net revenue presented in this report, whether discounted or undiscounted, should not be construed as being the fair market value of the property.

The gas price used in this report is based on the 12-month unweighted arithmetic average of the first-day-of-the-month Henry Hub spot price for each month in the period January through December 2015. The average price of $2.587 per MMBTU is adjusted for energy content, transportation fees, and market differentials. The adjusted gas price of $2.450 per MCF is held constant throughout the life of the property.

Estimated operating costs have been used to confirm economic producibility and determine economic limits for the property. These cost estimates were provided by Freeport-McMoran Oil & Gas LLC (FM O&G), the operator of the property. Operating costs include only direct lease- and field-level costs and have been divided into per-well costs and per-unit of production costs. Although Gulf Coast owns no working interest in this property, it is our understanding that it is responsible for paying its share of gross post-production costs of $213,850 per month and $0.03 per MCF. These post-production costs represent a portion of the total operating costs estimated for the property. Operating costs are not escalated for inflation. Gulf Coast would not incur any costs due to abandonment, nor would it realize any salvage value for the lease and well equipment.

For the purposes of this report, we did not perform any field inspection of the property, nor did we examine the mechanical operation or condition of the well and facilities. Since Gulf Coast owns a royalty interest rather than a working interest in this property, it would not incur any costs due to possible environmental liability.

We have made no investigation of potential volume and value imbalances resulting from overdelivery or underdelivery to the Gulf Coast interest. Therefore, our estimates of reserves and future revenue do not include adjustments for the settlement of any such imbalances; our projections are based on Gulf Coast receiving its royalty interest share of estimated future gross production.

The reserves shown in this report are estimates only and should not be construed as exact quantities. Proved reserves are those quantities of oil and gas which, by analysis of engineering and geoscience data, can be estimated with reasonable certainty to be economically producible; probable and possible reserves are those additional reserves which are sequentially less certain to be recovered than proved reserves. Estimates of reserves may increase or decrease as a result of market conditions, future operations, changes in regulations, or actual reservoir performance. In addition to the primary economic assumptions discussed herein, our estimates are based on certain assumptions including, but not limited to, that the property will be operated in a prudent manner, that no governmental regulations or controls will be put in place that would impact the ability of the interest owner to recover the reserves, and that our projections of future production will prove consistent with actual performance. If the reserves are recovered, the revenues therefrom and the costs related thereto could be more or less than the estimated amounts. Because of governmental policies and uncertainties of supply and demand, the sales rates, prices received for the reserves, and costs incurred in recovering such reserves may vary from assumptions made while preparing this report.

For the purposes of this report, we used technical and economic data including, but not limited to, well logs, geologic maps, seismic data, well test data, production data, historical price and cost information, and property ownership interests. The reserves in this report have been estimated using deterministic methods; these estimates have been prepared in accordance with the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers (SPE Standards). We used standard engineering and geoscience methods, or a combination of methods, including performance analysis, volumetric analysis, analogy, and reservoir modeling, that we considered to be appropriate and necessary to categorize and estimate reserves in accordance with SEC definitions and regulations. These reserves are for a producing well that lacks sufficient production history upon which performance-related estimates of reserves can be based; such reserves are based on estimates of reservoir volumes and recovery efficiencies along with analogy to properties with similar geologic and reservoir characteristics. As in all aspects of oil and gas evaluation, there are uncertainties inherent in the interpretation of engineering and geoscience data; therefore, our conclusions necessarily represent only informed professional judgment.

The data used in our estimates were obtained from Gulf Coast, FM O&G, public data sources, and the nonconfidential files of Netherland, Sewell & Associates, Inc. (NSAI) and were accepted as accurate. Supporting work data are on file in our office. We have not examined the titles to the property or independently confirmed the actual degree or type of interest owned. The technical persons primarily responsible for preparing the estimates presented herein meet the requirements regarding qualifications, independence, objectivity, and confidentiality set forth in the SPE Standards. John R. Cliver, a Licensed Professional Engineer in the State of Texas, has been practicing consulting petroleum engineering at NSAI since 2009 and has over 5 years of prior industry experience.

Shane M. Howell, a Licensed Professional Geoscientist in the State of Texas, has been practicing consulting petroleum geoscience at NSAI since 2005 and has over 7 years of prior industry experience. We are independent petroleum engineers, geologists, geophysicists, and petrophysicists; we do not own an interest in these properties nor are we employed on a contingent basis.

Sincerely,

NETHERLAND, SEWELL & ASSOCIATES, INC.
Texas Registered Engineering Firm F-2699

		By:	/s/ C.H. (Scott) Rees III
C.H. (Scott) Rees III, P.E.
Chairman and Chief Executive Officer

By:	/s/ John R. Cliver	By:	/s/ Shane M. Howell
	John R. Cliver, P.E. 107216		Shane M. Howell, P.G. 11276
	Vice President		Vice President

Date Signed:	February 24, 2016	Date Signed:	February 24, 2016

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

Definitions - Page 1 of 6

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

Definitions - Page 2 of 6

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

Definitions - Page 3 of 6

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

Definitions - Page 4 of 6

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

(24) Reasonable certainty. If deterministic methods are used, reasonable certainty means a high degree of confidence that the quantities will be recovered. If probabilistic methods are used, there should be at least a 90% probability that the quantities actually recovered will equal or exceed the estimate. A high degree of confidence exists if the quantity is much more likely to be achieved than not, and, as changes due to increased availability of geoscience (geological, geophysical, and geochemical), engineering, and economic data are made to estimated ultimate recovery (EUR) with time, reasonably certain EUR is much more likely to increase or remain constant than to decrease.

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

Definitions - Page 5 of 6

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
Definitions - Page 6 of 6

Gulf Coast Ultra Deep Royalty Trust
Exhibit Index

Filed
Exhibit		with this	Incorporated by Reference
Number	Exhibit Title	Form 10-K	Form	File No.	Date Filed
3.1	Composite Certificate of Trust of Gulf Coast Ultra Deep Royalty Trust		10-Q	333-185742	August 14, 2013
10.1	Amended and Restated Royalty Trust Agreement of Gulf Coast Ultra Deep Royalty Trust, dated as of June 3, 2013		8-K	333-185742	June 4, 2013
10.2	Master Conveyance of Overriding Royalty Interest by and between McMoRan Oil & Gas LLC and Gulf Coast Ultra Deep Royalty Trust, dated as of June 3, 2013		8-K	333-185742	June 4, 2013
23	Consent of Netherland, Sewell & Associates, Inc.	X
31	Certification pursuant to Rule 13a-14(a)/15d-14(a)	X
32	Certification pursuant to 18 U.S.C. Section 1350	X
99	Report of Netherland, Sewell & Associates, Inc.	X

E-1