Form 10-Q
period 2016-03-31
Gulf Coast Ultra Deep Royalty Trust
filed 2016-05-10
CIK 1565146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
☐ Yes ☒ No

On April 29, 2016, there were outstanding 230,172,696 royalty trust units representing beneficial interests in the registrant.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

GULF COAST ULTRA DEEP ROYALTY TRUST
STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	March 31,	December 31,
	2016	2015
ASSETS	(unaudited)	(audited)
Operating cash	$210,074	$176,074
Reserve fund cash	1,000,268	1,000,052
Overriding royalty interests in subject interests, net	5,472,532	6,085,310
Total assets	$6,682,874	$7,261,436

LIABILITIES AND TRUST CORPUS
Reserve fund liability	$1,000,268	$1,000,052
Loan payable to Freeport-McMoRan Inc. (FCX)	650,000	650,000
Trust corpus (230,172,696 royalty trust units authorized, issued
and outstanding as of March 31, 2016 and December 31, 2015)	5,032,606	5,611,384
Total liabilities and trust corpus	$6,682,874	$7,261,436

The accompanying notes are an integral part of these financial statements.

GULF COAST ULTRA DEEP ROYALTY TRUST
STATEMENTS OF DISTRIBUTABLE INCOME (Unaudited)

	Three Months Ended March 31,
	2016	2015

Royalty income	$170,044	$—
Interest income	37	1
Administrative expenses	(136,081)	(128,167)
Administrative expenses in excess of income	$—	$(128,166)
Income in excess of administrative expenses (Note 4)	$34,000	$—
Distributable income	$—	$—
Distributable income per royalty trust unit	$—	$—
Royalty trust units outstanding at end of period	230,172,696	230,172,696

The accompanying notes are an integral part of these financial statements.

GULF COAST ULTRA DEEP ROYALTY TRUST
STATEMENTS OF CHANGES IN TRUST CORPUS (Unaudited)

	Three Months Ended March 31,
	2016	2015

Trust corpus, beginning of period	$5,611,384	$168,058,172
Amortization of overriding royalty interests in subject interests	(612,778)	—
Impairment of subject interests	—	(6,114,600)
Administrative expenses in excess of income	—	(128,166)
Income in excess of administrative expenses	34,000	—
Trust corpus, end of period	$5,032,606	$161,815,406

The accompanying notes are an integral part of these financial statements.

GULF COAST ULTRA DEEP ROYALTY TRUST
NOTES TO FINANCIAL STATEMENTS (Unaudited)

1. BASIS OF ACCOUNTING AND SIGNIFICANT ACCOUNTING POLICIES
The financial statements of Gulf Coast Ultra Deep Royalty Trust (the Royalty Trust) are prepared on the modified cash basis of accounting and are not intended to present the Royalty Trust’s financial position and results of operations in conformity with United States (U.S.) generally accepted accounting principles (GAAP). This other comprehensive basis of accounting corresponds to the accounting permitted for royalty trusts by the U.S. Securities and Exchange Commission (SEC), as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts. There has been no distributable income paid or due to the Royalty Trust unitholders from December 18, 2012 (inception) through March 31, 2016.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all required information and disclosures. Therefore, this information should be read in conjunction with the Royalty Trust’s financial statements and notes contained in its annual report on Form 10-K for the year ended December 31, 2015. The information furnished herein reflects all adjustments that are, in the opinion of The Bank of New York Mellon Trust Company, N.A. (the Trustee), necessary for a fair statement of the results for the interim periods reported. With the exception of the impairment of overriding royalty interests in the subject interests discussed in Note 2, all such adjustments are, in the opinion of the Trustee, of a normal recurring nature. Operating results for the three-month period ended March 31, 2016, are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

Royalty Income. Royalties are recorded in royalty income on the statement of distributable income when received under the modified cash basis of accounting.

2. OVERRIDING ROYALTY INTERESTS
There were no impairment charges recorded for the three-month period ended March 31, 2016. During the three-month period ended March 31, 2015, the Royalty Trust recorded an impairment charge of $6.1 million resulting from certain lease expirations related to the onshore Tortuga subject interest.

The onshore Highlander subject interest began commercial production on February 25, 2015. Prior to this date there had been no commercial production of hydrocarbons from any of the subject interests. During the three-month period ended March 31, 2016, the Highlander well was shut-in for approximately one month for well and facility maintenance activities and resumed production on February 26, 2016. An amortization charge related to production volumes associated with the onshore Highlander subject interest reduced the carrying value of the overriding royalty interests by $612,778 during the three-month period ended March 31, 2016.

McMoRan has informed the Trustee that it has no plans to pursue, has relinquished, or has allowed to expire all subject interests except for the onshore Highlander subject interest. Additionally, McMoRan has informed the Trustee that it is unlikely to drill additional Inboard Lower Tertiary/Cretaceous wells at the current time, considering existing natural gas prices and the cost of drilling and completing these wells. McMoRan has also informed the Trustee that as annual rentals on leases outside the currently producing unit at the onshore Highlander subject interest become due, it will decide whether to pay or not pay its proportional share of such rentals. Under the operating agreement applicable to these leases, McMoRan is obligated to offer its interest in any acreage it decides to release to its co-lessees free and clear of the overriding royalty interest. Subsequent to March 31, 2016, McMoRan has elected to release its interest in certain leases at the onshore Highlander subject interest outside the currently producing unit, representing approximately 9,476 net acres.

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

4. RELATED PARTY TRANSACTIONS
Royalty Income and Distributions. In accordance with the master conveyance of overriding royalty interests (the master conveyance), the Royalty Trust received royalties of $170,044 from McMoRan during the three-month period ended March 31, 2016. The Royalty Trust did not receive any royalties for the three-month period ended March 31, 2015. Royalties are paid to the Royalty Trust on the last day of the month following the month in which production payments are received by McMoRan in accordance with the terms of the master conveyance. Royalties received by the Royalty Trust will not result in immediate distributions to the Royalty Trust unitholders as royalties are first subject to payment of loans outstanding, administrative expenses of the Royalty Trust and the establishment of a cash reserve for payment of future liabilities as determined at the discretion of the Trustee. Although royalty income exceeded administrative expenses during the three-month period ended March 31, 2016, royalty receipts were not sufficient to both repay the Royalty Trust's existing indebtedness and to cover administrative expenses of the Royalty Trust during such period. As a result, there were no distributions paid to Royalty Trust unitholders during such period. Additionally, there are no distributions anticipated during the remainder of 2016.

Funding of Administrative Expenses. Pursuant to the royalty trust agreement, FCX has agreed to pay annual trust expenses up to a maximum amount of $350,000, with no right of repayment or interest due, to the extent the Royalty Trust lacks sufficient funds to pay administrative expenses. No such contributions were made during the three-month periods ended March 31, 2016 or 2015. In addition to such annual contributions, FCX has agreed to lend money, on an unsecured, interest-free basis, to the Royalty Trust to fund the Royalty Trust's ordinary administrative expenses as set forth in the royalty trust agreement. Since inception, FCX has loaned $650,000 to the Royalty Trust under this arrangement, none of which had been repaid as of March 31, 2016.

Reserve Fund Cash and Reserve Fund Liability. Pursuant to the royalty trust agreement, FCX agreed to provide and maintain a $1.0 million stand-by reserve account or an equivalent letter of credit for the benefit of the Royalty Trust to enable the Trustee to draw on such reserve account or letter of credit to pay obligations of the Royalty Trust if its funds are inadequate to pay its obligations at any time. Currently, with the consent of the Trustee, FCX may reduce the reserve account or substitute a letter of credit with a different face amount for the original letter of credit or any substitute letter of credit. In connection with this arrangement, FCX has provided $1.0 million in the form of a reserve fund cash account to the Royalty Trust, which amount is reflected as reserve fund cash with a corresponding reserve fund liability in the accompanying Statements of Assets, Liabilities and Trust Corpus. As of March 31, 2016, the Royalty Trust had not drawn any funds from the reserve account, and FCX had not requested a reduction of such reserve account.

Compensation of the Trustee. Prior to 2016, the Trustee was paid the sum of $150,000 per year, in advance, until the first year in which the Royalty Trust received royalty payments pursuant to the conveyances of the overriding royalty interests, at which time such sum was increased to $200,000 per year. Because the Royalty Trust received royalties related to the onshore Highlander subject interest in the second quarter of 2015, the Trustee's compensation increased to $200,000 per year beginning in 2016. Additionally, the Trustee receives reimbursement for its reasonable out-of-pocket expenses incurred in connection with the administration of the Royalty Trust. The

Trustee’s compensation is paid out of the Royalty Trust’s assets. The Trustee has a lien on the Royalty Trust’s assets to secure payment of its compensation and any indemnification expenses and other amounts to which it is entitled under the royalty trust agreement.

Royalty Trust Units Held by FCX. At March 31, 2016 and December 31, 2015, the Royalty Trust had 230,172,696 royalty trust units outstanding and FCX, through its indirect wholly owned subsidiary McMoRan, held 62,285,438 royalty trust units (or 27.1% of the outstanding royalty trust units). At March 31, 2016 and December 31, 2015, FCX was the largest holder of outstanding royalty trust units.

5. CONTINGENCIES AND OTHER COMMITMENTS
Litigation. There are currently no pending legal proceedings to which the Royalty Trust is a party.

6. SUBSEQUENT EVENTS
On April 19, 2016, the Royalty Trust received a letter from the OTC Markets Group Inc. notifying the Royalty Trust that, because the bid price of the royalty trust units had closed below $0.10 per unit for more than 30 consecutive calendar days, the Royalty Trust no longer meets the Standards for Continued Qualification for the OTCQX U.S. tier of the over-the-counter, or OTC, markets (OTCQX U.S.) set forth in Section 3.2b of the OTCQX Rules for U.S. Companies. The notice does not affect the Royalty Trust's quotation on the OTCQX U.S. at this time, and the royalty trust units are expected to continue to be quoted under the symbol "GULTU," subject to the matters discussed below.

In accordance with Section 3.2b of the OTCQX Rules for U.S. Companies, the Royalty Trust has a period of 180 calendar days, or until October 17, 2016, in which to regain compliance with the minimum bid price requirement of the OTCQX U.S. In order to regain compliance, the bid price of the royalty trust units must close at or above $0.10 per unit for a minimum of ten consecutive trading days during this 180-day period. If the Royalty Trust does not demonstrate compliance with the minimum bid price requirement by October 17, 2016, the royalty trust units will be moved from the OTCQX U.S. to the OTC Pink tier of the OTC markets, which could adversely affect the market price, trading volume, liquidity and resale price of the royalty trust units.

The Royalty Trust intends to monitor the bid price of the royalty trust units between now and October 17, 2016, and will consider potentially available options that might enable the Royalty Trust to regain compliance with the OTCQX U.S. quotation requirements. There can be no assurance that the Royalty Trust will be able to regain compliance with the minimum bid price requirement or maintain compliance with the other OTCQX U.S. quotation requirements. At the time of this filing, the Royalty Trust has not determined to take any other action in response to the letter from the OTC Markets Group Inc. The closing bid price for the royalty trust units was $0.11 on May 6, 2016.

The Royalty Trust evaluated all other events subsequent to March 31, 2016, and through the date the Royalty Trust’s financial statements were issued, and determined that all events or transactions occurring during this period requiring recognition or disclosure were appropriately addressed in these financial statements.

Item 2.     Trustee's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

You should read the following discussion in conjunction with the financial statements of Gulf Coast Ultra Deep Royalty Trust (the Royalty Trust). The results of operations reported and summarized below are not necessarily indicative of future operating results. Unless otherwise specified, all references to "Notes" refer to Notes to Financial Statements located in Part I, Item I. "Financial Statements" in this Form 10-Q. Also see the Royalty Trust's Annual Report on Form 10-K for the year ended December 31, 2015, filed with the United States (U.S.) Securities and Exchange Commission (SEC) for a glossary of definitions for some of the oil and gas industry terms used in this Form 10-Q. Additionally, please refer to the section entitled "Cautionary Statement" on page 16 of this Form 10-Q. The information below has been furnished to the Trustee by Freeport-McMoRan Inc. (FCX) and FCX's indirect wholly owned subsidiary, McMoRan Oil & Gas LLC (McMoRan).

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

In connection with the merger, on June 3, 2013, (1) FCX, as depositor, McMoRan, as grantor, the Trustee and the Delaware Trustee entered into the amended and restated royalty trust agreement to govern the Royalty Trust and the respective rights and obligations of FCX, the Trustee, the Delaware Trustee, and the Royalty Trust unitholders with respect to the Royalty Trust (the royalty trust agreement); and (2) McMoRan, as grantor, and the Royalty Trust, as grantee, entered into the master conveyance of overriding royalty interests (the master conveyance) pursuant to which McMoRan conveyed to the Royalty Trust the overriding royalty interests in future production from the subject interests. Other than (a) its formation, (b) its receipt of contributions and loans from FCX for administrative and other expenses as provided for in the royalty trust agreement, (c) its payment of such administrative and other expenses, (d) its receipt of the conveyance of the overriding royalty interests from McMoRan pursuant to the master conveyance, and (e) its receipt of royalties from McMoRan, the Royalty Trust has not conducted any activities. The Trustee has no involvement with, control over, or responsibility for, any aspect of any operations on or relating to the subject interests.

Prior to 2016, the Trustee was paid the sum of $150,000 per year, in advance, until the first year in which the Royalty Trust received royalty payments pursuant to the conveyances of the overriding royalty interests, at which time such sum was increased to $200,000 per year. Because the Royalty Trust received royalties related to the onshore Highlander subject interest in the second quarter of 2015, the Trustee's compensation increased to $200,000 per year beginning in 2016. Additionally, the Trustee receives reimbursement for its reasonable out-of-pocket expenses incurred in connection with the administration of the Royalty Trust. The Trustee’s compensation is paid out of the Royalty Trust’s assets. The Trustee has a lien on the Royalty Trust’s assets to secure payment of its compensation and any indemnification expenses and other amounts to which it is entitled under the royalty trust agreement.

McMoRan previously informed the Trustee that since 2008, McMoRan's Inboard Lower Tertiary/Cretaceous drilling activities (below the salt weld, i.e., the listric fault) have confirmed McMoRan's belief relating to its geologic model and the highly prospective nature of this geologic trend. McMoRan believes that data from nine Inboard Lower Tertiary/Cretaceous wells drilled to date indicate the presence of geologic formations that are analogous to productive formations in the Deepwater Gulf of Mexico and onshore in the Gulf Coast region. Eight of these wells were included in the subject interests, along with additional exploration prospects that will also be burdened by the overriding royalty interests. However, McMoRan has informed the Trustee that it has no plans to pursue, has relinquished, or has allowed to expire all subject interests except for the onshore Highlander subject interest. Additionally, McMoRan has informed the Trustee that it is unlikely to drill additional Inboard Lower Tertiary/Cretaceous wells at the current time, considering existing natural gas prices and the cost of drilling and completing these wells. McMoRan has also informed the Trustee that as annual rentals on leases outside the currently producing unit at the onshore Highlander subject interest become due, it will decide whether to pay or not pay its proportional share of such rentals. Under the operating agreement applicable to these leases, McMoRan is obligated to offer its interest in any acreage it decides to release to its co-lessees free and clear of the overriding royalty interest. Subsequent to March 31, 2016, McMoRan has elected to release its interest in certain leases at the onshore Highlander subject interest outside the currently producing unit, representing approximately 9,476 net acres.

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

FCX announced that during first quarter 2016, it conducted a formal process involving multiple third-party oil and gas industry and financial participants to evaluate alternatives for its oil and gas business. Further weakening in oil and gas prices and negative credit and financing market conditions during first-quarter 2016 had a significant unfavorable impact on the process. FCX further announced that while the process did not identify a buyer for the entire oil and gas business, a number of parties have interest in select assets, and FCX continues to engage in discussions with parties interested in potential asset or joint venture transactions. See Part I, Item 1A. “Risk Factors” in the Royalty Trust's Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC for more information.

On April 19, 2016, the Royalty Trust received a letter from the OTC Markets Group Inc. notifying the Royalty Trust that, because the bid price of the royalty trust units had closed below $0.10 per unit for more than 30 consecutive calendar days, the Royalty Trust no longer meets the Standards for Continued Qualification for the OTCQX U.S. tier of the over-the-counter, or OTC, markets (OTCQX U.S.) set forth in Section 3.2b of the OTCQX Rules for U.S. Companies. The notice does not affect the Royalty Trust's quotation on the OTCQX U.S. at this time, and the royalty trust units are expected to continue to be quoted under the symbol "GULTU," subject to the matters discussed below.

In accordance with Section 3.2b in the OTCQX Rules for U.S. Companies, the Royalty Trust has a period of 180 calendar days, or until October 17, 2016, in which to regain compliance with the minimum bid price requirement of the OTCQX U.S. In order to regain compliance, the bid price of the royalty trust units must close at or above $0.10 per unit for a minimum of ten consecutive trading days during this 180-day period. If the Royalty Trust does not demonstrate compliance with the minimum bid price requirement by October 17, 2016, the royalty trust units will be moved from the OTCQX U.S. to the OTC Pink tier of the OTC markets, which could adversely affect the market price, trading volume, liquidity and resale price of the royalty trust units.

The Royalty Trust intends to monitor the bid price of the royalty trust units between now and October 17, 2016, and will consider potentially available options that might enable the Royalty Trust to regain compliance with the OTCQX U.S. quotation requirements. There can be no assurance that the Royalty Trust will be able to regain compliance with the minimum bid price requirement or maintain compliance with the other OTCQX U.S. quotation requirements. At the time of this filing, the Royalty Trust has not determined to take any other action in response to the letter from the OTC Markets Group Inc. The closing bid price for the royalty trust units was $0.11 on May 6, 2016.

LIQUIDITY AND CAPITAL RESOURCES

Pursuant to the royalty trust agreement, FCX has agreed to pay annual trust expenses up to a maximum amount of $350,000, with no right of repayment or interest due, to the extent the Royalty Trust lacks sufficient funds to pay administrative expenses. No such contributions were made during the three-month periods ended March 31, 2016 or 2015. In addition to such annual contributions, FCX has agreed to lend money, on an unsecured, interest-free basis, to the Royalty Trust to fund the Royalty Trust's ordinary administrative expenses as set forth in the royalty trust agreement. Since inception, FCX has loaned $650,000 to the Royalty Trust under this arrangement, none of which had been repaid as of March 31, 2016. All funds the Trustee borrows to cover expenses or liabilities, whether from FCX or from any other source, must be repaid before the Royalty Trust unitholders will receive any distributions.

Pursuant to the royalty trust agreement, FCX agreed to provide and maintain a $1.0 million stand-by reserve account or an equivalent letter of credit for the benefit of the Royalty Trust to enable the Trustee to draw on such reserve account or letter of credit to pay obligations of the Royalty Trust if its funds are inadequate to pay its obligations at any time. Currently, with the consent of the Trustee, FCX may reduce the reserve account or substitute a letter of credit with a different face amount for the original letter of credit or any substitute letter of credit. In connection with this arrangement, FCX has provided $1.0 million in the form of a reserve fund cash account to the Royalty Trust. As of March 31, 2016, the Royalty Trust had not drawn any funds from the reserve account, and FCX had not requested a reduction of such reserve account.

As of March 31, 2016, only the onshore Highlander subject interest had established commercial production. In accordance with the master conveyance, in the second quarter of 2015, the Royalty Trust began receiving royalties from McMoRan. During the three-month period ended March 31, 2016, the Royalty Trust received royalties from McMoRan of $170,044 resulting from the onshore Highlander subject interest's production. The Royalty Trust did not receive any royalties for the three-month period ended March 31, 2015. Royalties are paid to the Royalty Trust on the last day of the month following the month in which production payments are received by McMoRan in accordance with the terms of the master conveyance. Royalties received by the Royalty Trust will not result in immediate distributions to the Royalty Trust unitholders as royalties are first subject to payment of loans outstanding, administrative expenses of the Royalty Trust and the establishment of a cash reserve for payment of future liabilities as determined at the discretion of the Trustee. Although royalty income exceeded administrative expenses during the three-month period ended March 31, 2016, royalty receipts were not sufficient to both repay the Royalty Trust's existing indebtedness and to cover administrative expenses of the Royalty Trust during such period. As a result, there were no distributions paid to Royalty Trust unitholders during such period. Additionally, there are no distributions anticipated during the remainder of 2016. The Royalty Trust's only other sources of liquidity are mandatory annual contributions, any loans and the required standby reserve account or letter of credit from FCX. As a result, any material adverse change in FCX's or McMoRan's financial condition or results of operations could materially and adversely affect the Royalty Trust and the underlying royalty trust units.

OFF-BALANCE SHEET ARRANGEMENTS

The Royalty Trust has no off-balance sheet arrangements. The Royalty Trust has not guaranteed the debt of any other party, nor does the Royalty Trust have any other arrangements or relationships with other entities that could potentially result in unconsolidated debt, losses or contingent obligations.

THE SUBJECT INTERESTS

The royalty trust units represent beneficial interests in the Royalty Trust, which holds a 5% gross overriding royalty interest in future production from each of the subject interests during the life of the Royalty Trust. An "overriding" royalty interest in general represents a non-operating interest in an oil and gas property that provides the owner a specified share of production without any related operating expenses or development costs and is carved out of an oil and gas lessee's working or cost-bearing interest in the lease. In contrast, a "working" or "cost-bearing" interest in general represents an operating interest in an oil and gas property that provides the owner a specified share of production that is subject to all production expenses and development costs. An owner of a working or cost-bearing interest, subject to the terms of an applicable operating agreement, generally has the right to participate in the selection of a prospect, drilling location or drilling contractor, to propose the drilling of a well, to determine the timing and sequence of drilling operations, to commence or shut down production, to take over operations, or to share in any operating decision. An owner of an overriding royalty interest in general has none of the rights described in the preceding sentence, and neither the Royalty Trust nor the Royalty Trust unitholders has any such rights.

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

As of December 5, 2012, the date of the merger agreement, the subject interests comprised all of McMoRan's Inboard Lower Tertiary/Cretaceous exploration prospects. Additional Inboard Lower Tertiary/Cretaceous exploration prospects developed by McMoRan (other than those reflected below) will not be included in the subject interests. As of March 31, 2016, McMoRan had acquired working interests in additional Inboard Lower Tertiary/Cretaceous exploration prospects that are not part of the subject interests.

There were no impairment charges recorded for the three-month period ended March 31, 2016. During the three-month period ended March 31, 2015, the Royalty Trust recorded an impairment charge of $6.1 million resulting from certain lease expirations related to the onshore Tortuga subject interest.

McMoRan has informed the Trustee that it has no plans to pursue, has relinquished, or has allowed to expire all subject interests except for the onshore Highlander subject interest. Additionally, McMoRan has informed the Trustee that it is unlikely to drill additional Inboard Lower Tertiary/Cretaceous wells at the current time, considering existing natural gas prices and the cost of drilling and completing these wells. McMoRan has also informed the Trustee that as annual rentals on leases outside the currently producing unit at the onshore Highlander subject interest become due, it will decide whether to pay or not pay its proportional share of such rentals. Under the operating agreement applicable to these leases, McMoRan is obligated to offer its interest in any acreage it decides to release to its co-lessees free and clear of the overriding royalty interest. Subsequent to March 31, 2016, McMoRan has elected to release its interest in certain leases at the onshore Highlander subject interest outside the currently producing unit, representing approximately 9,476 net acres.

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

Information regarding McMoRan's estimated working interest and the Royalty Trust's estimated overriding royalty interest for each subject interest as of March 31, 2016, is set forth below.

Subject Interest	McMoRan's Estimated Working Interest Related to the Subject Interests	Operator	Royalty Trust's Estimated Overriding Royalty Interest (5% proportionately reduced to reflect the Estimated Working Interest)
Davy Jones (a)	—	McMoRan	—
Blackbeard East (a)	—	McMoRan	—
Lafitte (b)	72%	McMoRan	3.6%
Blackbeard West (a)	—	McMoRan	—
England (c)	—	McMoRan	—
Barbosa (a)	—	McMoRan	—
Morgan (a)	—	McMoRan	—
Barataria (a)	—	McMoRan	—
Blackbeard West #3 (a)	—	McMoRan	—
Drake (a)	—	McMoRan	—
Davy Jones West (a)	—	McMoRan	—
Hurricane (d)	72%	McMoRan	3.6%
Hook (a)	—	McMoRan	—
Captain Blood (a)	—	McMoRan	—
Bonnet (a)	—	McMoRan	—
Queen Anne's Revenge (a)	—	McMoRan	—
Calico Jack (a)	—	McMoRan	—
Highlander (e)	72%	McMoRan	3.6%
Lineham Creek (a)	—	Chevron	—
Tortuga (c)	—	McMoRan	—

(a)    McMoRan's lease rights to the offshore Davy Jones, Blackbeard East, Blackbeard West, Barbosa, Morgan, Barataria, Blackbeard West #3, Drake, Davy Jones West, Hook, Captain Blood, Bonnet, Queen Anne's Revenge and Calico Jack subject interests and the onshore Lineham Creek subject interest have expired or were relinquished.

(b)    McMoRan has informed the Trustee that it does not plan to further develop the offshore Lafitte subject interest and intends to assign or relinquish the related lease. McMoRan's working interest and the Royalty Trust's overriding royalty interest in the related lease will terminate when the related lease is relinquished.

(c)    McMoRan has informed the Trustee that it does not plan to drill or conduct operational activities on the offshore England and onshore Tortuga subject interests and has relinquished leases associated with a substantial portion of these subject interests.

(d)    McMoRan has informed the Trustee that it does not plan to develop the offshore Hurricane subject interest. McMoRan's working interest and the Royalty Trust's overriding royalty interest in the related lease will terminate when the related lease rights expire.

(e)    McMoRan has informed the Trustee that as annual rentals on leases outside the currently producing unit at the onshore Highlander subject interest become due, it will decide whether to pay or not pay its proportional share of such rentals. Under the operating agreement applicable to these leases, McMoRan is obligated to offer its interest in any acreage it decides to release to its co-lessees free and clear of the overriding royalty interest. Subsequent to March 31, 2016, McMoRan has elected to release its interest in certain leases at the onshore Highlander subject interest outside the currently producing unit, representing approximately 9,476 net acres.

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

The onshore Highlander subject interest began commercial production on February 25, 2015. Prior to this date there had been no commercial production of hydrocarbons from any of the subject interests. During the three-month period ended March 31, 2016, the Royalty Trust received royalties of $170,044 from McMoRan related to 99,800 thousand cubic feet (Mcf) of natural gas production attributable to the onshore Highlander subject interest with average post-production expense costs of $0.24 per Mcf and an average receipt price of $1.95 per Mcf. During this period, the Highlander well was shut-in for approximately one month for well and facility maintenance activities and resumed production on February 26, 2016.

Acreage. At March 31, 2016, McMoRan owned or controlled (through options to lease) interests in approximately 568 oil and gas leases in the shallow waters of the Gulf of Mexico and onshore in South Louisiana, covering approximately 78,785 gross acres (47,631 acres net to McMoRan's interests) associated with the subject interests. Approximately 48% of those net acres associated with the subject interests are scheduled to expire during the remainder of 2016 through 2018, unless a lease on such acreage is perpetuated by a lease holding operation. Whether or not McMoRan maintains the acreage scheduled to expire is determined by McMoRan's current and future plans, over which the Royalty Trust has no control. Additionally, McMoRan has informed the Trustee that it is unlikely to drill additional Inboard Lower Tertiary/Cretaceous wells at the current time, considering existing natural gas prices and the cost of drilling and completing these wells. McMoRan has also informed the Trustee that as annual rentals on leases outside the currently producing unit at the onshore Highlander subject interest become due, it will decide whether to pay or not pay its proportional share of such rentals. Under the operating agreement applicable to these leases, McMoRan is obligated to offer its interest in any acreage it decides to release to its co-lessees free and clear of the overriding royalty interest. Subsequent to March 31, 2016, McMoRan has elected to release its interest in certain leases at the onshore Highlander subject interest outside the currently producing unit, representing approximately 9,476 net acres.

The following table reflects the oil and gas acreage associated with the subject interests in which McMoRan owned rights to the related leases as of March 31, 2016.

	Developed		Undeveloped (a)
	Gross	Net	Gross	Net
	Acres	Acres	Acres	Acres
Offshore (federal waters)	—	—	32,627	15,232
Onshore South Louisiana	9,000	6,480	37,158	25,919
Total as of March 31, 2016	9,000	6,480	69,785	41,151

(a)    As a result of impairment charges recorded in 2015 and prior years, there is no carrying value associated with undeveloped acreage remaining at March 31, 2016.

The following table reflects changes in McMoRan's acreage associated with the subject interests during the three-month period ended March 31, 2016.

	Gross Acres				Net Acres

	Offshore		Onshore		Offshore		Onshore
Total as of December 31, 2015	32,627		57,482		15,232		39,559
Lease expirations and other	—	(a)	11,324	(a)	—	(a)	7,160	(a)
Total as of March 31, 2016	32,627		46,158		15,232		32,399

(a)     Lease expirations and other is primarily related to the expiration or relinquishment of leases associated with the onshore Highlander, Lineham Creek and Tortuga subject interests during the three-month period ended March 31, 2016, in addition to adjustments resulting from surveys and title examinations. McMoRan has informed the Trustee that it has no plans to pursue, has relinquished, or has allowed to expire all subject interests except for the onshore Highlander subject interest. Additionally, McMoRan has informed the Trustee that it is unlikely to drill additional Inboard Lower Tertiary/Cretaceous wells at the current time, considering existing natural gas prices and the cost of drilling and completing these wells. McMoRan has also informed the Trustee that as annual rentals on leases outside the currently producing unit at the onshore Highlander subject interest become due, it will decide whether to pay or not pay its proportional share of such rentals. Under the operating agreement applicable to these leases, McMoRan is obligated to offer its interest in any acreage it decides to release to its co-lessees free and clear of the overriding royalty interest. Subsequent to March 31, 2016, McMoRan has elected to release its interest in certain leases at the onshore Highlander subject interest outside the currently producing unit, representing approximately 9,476 net acres.

In the event on or before December 5, 2017, McMoRan acquires a leasehold interest covering the same area covered by a terminated lease, or acquires additional leasehold interests associated with any of the subject interests, such newly acquired leasehold interests will become part of the subject interests.

RESULTS OF OPERATIONS

As of March 31, 2016, only the onshore Highlander subject interest had established commercial production. In accordance with the master conveyance, during the three-month period ended March 31, 2016, the Royalty Trust received royalties of $170,044 from McMoRan related to 99,800 Mcf of natural gas production attributable to the onshore Highlander subject interest with average post-production expense costs of $0.24 per Mcf and an average receipt price of $1.95 per Mcf. The Royalty Trust did not receive any royalties for the three-month period ended March 31, 2015. For the three-month periods ended March 31, 2016 and 2015, the Royalty Trust paid administrative expenses of $136,081 and $128,167, respectively. Administrative expenses, which consisted primarily of audit, legal and trustee expenses incurred in connection with the administration of the Royalty Trust, increased slightly for the three-month period ended March 31, 2016 as compared to the corresponding 2015 period primarily due to timing of payments, which are recorded in accordance with the modified cash basis of accounting.

NEW ACCOUNTING STANDARDS

The Royalty Trust does not expect recently issued accounting standards to have a significant impact on its future financial statements and disclosures.

CAUTIONARY STATEMENT

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are all statements other than statements of historical facts, such as any statements regarding the future financial condition of the Royalty Trust or the trading market for the royalty trust units, all statements regarding McMoRan’s plans for the subject interests, the potential results of any drilling on the subject interests by the applicable operator, anticipated interests of McMoRan and the Royalty Trust in any of the subject interests, McMoRan’s geologic model and the nature of the geologic trend in the Gulf of Mexico and onshore in South Louisiana discussed in this Form 10-Q, and all statements regarding any belief or understanding of the nature or potential of the subject interests. The words “anticipates,” “may,” “can,” “plans,” “believes,” “estimates,” “expects,” “projects,” “intends,” “likely,” “will,” “should,” “to be,” "potential," and any similar expressions and/or statements that are not historical facts are intended to identify those assertions as forward-looking statements.

Forward-looking statements are not guarantees or assurances of future performance and actual results may differ materially from those anticipated, projected or assumed in the forward-looking statements. Important factors that may cause actual results to differ materially from those anticipated by the forward-looking statements include, but are not limited to: the outcome of FCX's strategic review of its oil and gas business; the risk that the subject interests will not produce hydrocarbons; general economic and business conditions; variations in the market demand for, and prices of, oil and natural gas; drilling results; changes in oil and natural gas reserve expectations; the potential adoption of new governmental regulations; decisions by FCX or McMoRan not to develop the subject interests; any inability of FCX or McMoRan to develop the subject interests; damages to facilities resulting from natural disasters or accidents; fluctuations in the market price, volume and frequency of the trading market for the royalty trust units; the Royalty Trust's ability to comply with the OTCQX U.S. quotation requirements and take actions necessary to maintain quotation of the royalty trust units on the OTCQX U.S.; and other factors described in Part I, Item 1A. "Risk Factors" in the Royalty Trust's Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC, as updated by the Royalty Trust's subsequent filings with the SEC.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Royalty Trust's most significant credit risk relates to adverse changes in FCX's or McMoRan's financial condition or results of operations. During the three-month period ended March 31, 2016, the Royalty Trust received royalties from McMoRan of $170,044 resulting from the onshore Highlander subject interest's production. The Royalty Trust did not receive any royalties for the three-month period ended March 31, 2015. Royalties are paid to the Royalty Trust on the last day of the month following the month in which production payments are received by McMoRan in accordance with the terms of the master conveyance. Royalties received by the Royalty Trust will not result in immediate distributions to the Royalty Trust unitholders as royalties are first subject to payment of loans outstanding, administrative expenses of the Royalty Trust and the establishment of a cash reserve for payment of future liabilities as determined at the discretion of the Trustee. Although royalty income exceeded administrative expenses during the three-month period ended March 31, 2016, royalty receipts were not sufficient to both repay the Royalty Trust's existing indebtedness and to cover administrative expenses of the Royalty Trust during such period. As a result, there were no distributions paid to Royalty Trust unitholders during such period. Additionally, there are no distributions anticipated during the remainder of 2016. During the three-month period ended March 31, 2016, the Highlander well was shut-in for approximately one month for well and facility maintenance activities and resumed production on February 26, 2016. The Royalty Trust's only other sources of liquidity are mandatory annual contributions, any loans and the required standby reserve account or letter of credit from FCX.

FCX has agreed to pay annual trust expenses up to a maximum amount of $350,000, with no right of repayment or interest due, to the extent the Royalty Trust lacks sufficient funds to pay administrative expenses. No such contributions were made during the three-month periods ended March 31, 2016 or 2015. In addition to such annual contributions, FCX has agreed to lend money, on an unsecured, interest-free basis, to the Royalty Trust to fund the Royalty Trust's ordinary administrative expenses as set forth in the royalty trust agreement. Since inception, FCX has loaned $650,000 to the Royalty Trust under this arrangement, none of which had been repaid as of March 31, 2016.

FCX has also agreed to provide and maintain a $1.0 million stand-by reserve account or an equivalent letter of credit for the benefit of the Royalty Trust to enable the Trustee to draw on such reserve account or letter of credit to pay obligations of the Royalty Trust if its funds are inadequate to pay its obligations at any time. Currently, with the consent of the Trustee, FCX may reduce the reserve account or substitute a letter of credit with a different face amount for the original letter of credit or any substitute letter of credit. In connection with this arrangement, FCX has provided $1.0 million in the form of a reserve fund cash account to the Royalty Trust. As of March 31, 2016, the Royalty Trust had not drawn any funds from the reserve account, and FCX had not requested a reduction of such reserve account. As a result, any material adverse change in FCX's or McMoRan's financial condition or results of operations could materially and adversely affect the Royalty Trust and the underlying royalty trust units, if FCX requests and the Trustee consents, to reduce the $1.0 million reserve cash fund.

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

The downward pressure on oil and natural gas prices that began in mid-2014 has continued in 2016. During the first quarter of 2016, the New York Mercantile Exchange natural gas price fluctuated from a low of $1.61 per million British thermal units (MMBtu) to a high of $2.50 per MMBtu and the West Texas Intermediate (WTI) crude oil price ranged from a low of $26.05 per barrel to a high of $41.90 per barrel. On March 31, 2016, the spot prices for natural gas and crude oil were $1.96 per MMBtu and $38.34 per barrel, respectively. During the second quarter of 2016, oil prices have slightly increased and the WTI crude oil price was $44.66 per barrel on May 6, 2016.

Any additional future production will be subject to uncertainties, many of which will be beyond McMoRan’s control, including the timing and flow rates associated with the initial production from discoveries, weather-related factors, shut-in or recompletion activities on any of the subject interests’ related properties or on third-party owned pipelines or facilities and the state of the financial and commodity markets. Any of these factors, among others, could materially adversely affect the Royalty Trust. For more information regarding risks associated with oil and gas production and commodity price fluctuations, see Part I, Item 1A. "Risk Factors" in the Royalty Trust's Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC.

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

(b) Changes in internal control over financial reporting. During the quarter ended March 31, 2016, there has been no change in the Royalty Trust's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Royalty Trust's internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of FCX.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

There are currently no pending legal proceedings to which the Royalty Trust is a party.

Item 1A. Risk Factors.

There have been no material changes to the risk factors disclosed in Part I, Item 1A. "Risk Factors" in the Royalty Trust's Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC.

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

Date: May 10, 2016

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