Form 10-Q
period 2016-06-30
Gulf Coast Ultra Deep Royalty Trust
filed 2016-08-05
CIK 1565146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
☐ Yes ☒ No

On July 29, 2016, there were outstanding 230,172,696 royalty trust units representing beneficial interests in the registrant.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

GULF COAST ULTRA DEEP ROYALTY TRUST
STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	June 30,	December 31,
	2016	2015
ASSETS	(unaudited)	(audited)
Operating cash	$94,958	$176,074
Reserve fund cash	1,000,684	1,000,052
Overriding royalty interests in subject interests, net	4,923,131	6,085,310
Total assets	$6,018,773	$7,261,436

LIABILITIES AND TRUST CORPUS
Reserve fund liability	$1,000,684	$1,000,052
Loan payable to Freeport-McMoRan Inc. (FCX)	650,000	650,000
Trust corpus (230,172,696 royalty trust units authorized, issued
and outstanding as of June 30, 2016 and December 31, 2015)	4,368,089	5,611,384
Total liabilities and trust corpus	$6,018,773	$7,261,436

The accompanying notes are an integral part of these financial statements.

GULF COAST ULTRA DEEP ROYALTY TRUST
STATEMENTS OF DISTRIBUTABLE INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Royalty income	$128,918	$120,475	$298,962	$120,475
Interest income and other	748	—	785	1
Administrative expenses	(244,782)	(213,502)	(380,863)	(341,669)
Administrative expenses in excess of income	$(115,116)	$(93,027)	$(81,116)	$(221,193)
Distributable income	$—	$—	$—	$—
Distributable income per royalty trust unit	$—	$—	$—	$—
Royalty trust units outstanding at end of period	230,172,696	230,172,696	230,172,696	230,172,696

The accompanying notes are an integral part of these financial statements.

GULF COAST ULTRA DEEP ROYALTY TRUST
STATEMENTS OF CHANGES IN TRUST CORPUS (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Trust corpus, beginning of period	$5,032,606	$161,815,406	$5,611,384	$168,058,172
Trust contributions	—	350,000	—	350,000
Amortization of overriding royalty interests in subject interests	(549,401)	(247,055)	(1,162,179)	(247,055)
Impairment of subject interests	—	(83,382,400)	—	(89,497,000)
Administrative expenses in excess of income	(115,116)	(93,027)	(81,116)	(221,193)
Trust corpus, end of period	$4,368,089	$78,442,924	$4,368,089	$78,442,924

The accompanying notes are an integral part of these financial statements.

GULF COAST ULTRA DEEP ROYALTY TRUST
NOTES TO FINANCIAL STATEMENTS (Unaudited)

1. BASIS OF ACCOUNTING AND SIGNIFICANT ACCOUNTING POLICIES
The financial statements of Gulf Coast Ultra Deep Royalty Trust (the Royalty Trust) are prepared on the modified cash basis of accounting and are not intended to present the Royalty Trust’s financial position and results of operations in conformity with United States (U.S.) generally accepted accounting principles (GAAP). This other comprehensive basis of accounting corresponds to the accounting permitted for royalty trusts by the U.S. Securities and Exchange Commission (SEC), as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts. There has been no distributable income paid or due to the Royalty Trust unitholders from December 18, 2012 (inception) through June 30, 2016.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all required information and disclosures. Therefore, this information should be read in conjunction with the Royalty Trust’s financial statements and notes contained in its annual report on Form 10-K for the year ended December 31, 2015. The information furnished herein reflects all adjustments that are, in the opinion of The Bank of New York Mellon Trust Company, N.A. (the Trustee), necessary for a fair statement of the results for the interim periods reported. With the exception of the impairment of overriding royalty interests in the subject interests discussed in Note 2, all such adjustments are, in the opinion of the Trustee, of a normal recurring nature. Operating results for the three-month and six-month periods ended June 30, 2016, are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

2. OVERRIDING ROYALTY INTERESTS
There were no impairment charges recorded for the three- or six-month periods ended June 30, 2016. An impairment charge of $89.5 million, representing the carrying value associated with the offshore England and onshore Tortuga subject interests, was recorded for the six-month period ended June 30, 2015 ($83.4 million of which was recorded for the three-month period ended June 30, 2015). At that time McMoRan informed the Trustee that it did not plan to drill or conduct operational activities on these subject interests prior to their lease expiration dates.

The onshore Highlander subject interest began commercial production on February 25, 2015. Prior to this date there had been no commercial production of hydrocarbons from any of the subject interests. During the six-month period ended June 30, 2016, the Highlander well was shut-in for approximately one month for well and facility maintenance activities and resumed production on February 26, 2016. Amortization charges related to production volumes associated with the onshore Highlander subject interest reduced the carrying value of the overriding royalty interests during the three- and six-month periods ended June 30, 2016 by $549,401 and $1,162,179, respectively. Amortization charges related to production volumes associated with the onshore Highlander subject interest reduced the carrying value of the overriding royalty interest in the subject interests by $247,055 for the three-month and six-month periods ended June 30, 2015.

McMoRan has informed the Trustee that it has no plans to pursue, has relinquished, or has allowed to expire all subject interests except for the onshore Highlander subject interest. Additionally, McMoRan has informed the Trustee that it is unlikely to drill additional Inboard Lower Tertiary/Cretaceous wells at the current time, considering existing natural gas prices and the cost of drilling and completing these wells. McMoRan has also informed the Trustee that as annual rentals on leases outside the currently producing unit at the onshore Highlander subject interest become due, it will decide whether to pay or not pay its proportional share of such rentals. Under the operating agreement applicable to these leases, McMoRan is obligated to offer its interest in any acreage it decides to release to its co-lessees free and clear of the overriding royalty interest. Subsequent to June 30, 2016, McMoRan has elected to release its interest in certain leases at the onshore Highlander subject interest outside the currently producing unit, representing approximately 12,638 net acres.

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

4. RELATED PARTY TRANSACTIONS
Royalty Income and Distributions. In accordance with the master conveyance of overriding royalty interests (the master conveyance), the Royalty Trust received royalties of $128,918 and $298,962 from McMoRan during the three- and six-month periods ended June 30, 2016, respectively. Additionally, the Royalty Trust received royalties of $120,475 from McMoRan during the three- and six-month periods ended June 30, 2015. Royalties are paid to the Royalty Trust on the last day of the month following the month in which production payments are received by McMoRan in accordance with the terms of the master conveyance. Royalties received by the Royalty Trust will not result in immediate distributions to the Royalty Trust unitholders as royalties are first subject to payment of loans outstanding, administrative expenses of the Royalty Trust and the establishment of a cash reserve for payment of future liabilities as determined at the discretion of the Trustee. Royalty receipts were not sufficient to both repay the Royalty Trust's existing indebtedness and to cover administrative expenses of the Royalty Trust during the three- and six-month periods ended June 30, 2016 or the three- and six-month periods ended June 30, 2015. As a result, there were no distributions paid to Royalty Trust unitholders during such periods. Additionally, there are no distributions anticipated during the remainder of 2016.

Funding of Administrative Expenses. Pursuant to the royalty trust agreement, FCX has agreed to pay annual trust expenses up to a maximum amount of $350,000, with no right of repayment or interest due, to the extent the Royalty Trust lacks sufficient funds to pay administrative expenses. No such contributions were made during the three- or six-month periods ended June 30, 2016. During the three-month period ended June 30, 2015, FCX contributed $350,000 to the Royalty Trust with respect to this arrangement. In addition to such annual contributions, FCX has agreed to lend money, on an unsecured, interest-free basis, to the Royalty Trust to fund the Royalty Trust's ordinary administrative expenses as set forth in the royalty trust agreement. Since inception, FCX has loaned $650,000 to the Royalty Trust under this arrangement, none of which had been repaid as of June 30, 2016.

Reserve Fund Cash and Reserve Fund Liability. Pursuant to the royalty trust agreement, FCX agreed to provide and maintain a $1.0 million stand-by reserve account or an equivalent letter of credit for the benefit of the Royalty Trust to enable the Trustee to draw on such reserve account or letter of credit to pay obligations of the Royalty Trust if its funds are inadequate to pay its obligations at any time. Currently, with the consent of the Trustee, FCX may reduce the reserve account or substitute a letter of credit with a different face amount for the original letter of credit or any substitute letter of credit. In connection with this arrangement, FCX has provided $1.0 million in the form of a reserve fund cash account to the Royalty Trust, which amount is reflected as reserve fund cash with a corresponding reserve fund liability in the accompanying Statements of Assets, Liabilities and Trust Corpus. As of June 30, 2016, the Royalty Trust had not drawn any funds from the reserve account, and FCX had not requested a reduction of such reserve account.

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

Royalty Trust Units Held by FCX. At June 30, 2016 and December 31, 2015, the Royalty Trust had 230,172,696 royalty trust units outstanding and FCX, through its indirect wholly owned subsidiary McMoRan, held 62,285,438 royalty trust units (or 27.1% of the outstanding royalty trust units). At June 30, 2016 and December 31, 2015, FCX was the largest holder of outstanding royalty trust units.

5. CONTINGENCIES AND OTHER COMMITMENTS
Litigation. There are currently no pending legal proceedings to which the Royalty Trust is a party.

6. SUBSEQUENT EVENTS
The Royalty Trust evaluated all other events subsequent to June 30, 2016, and through the date the Royalty Trust’s financial statements were issued, and determined that all events or transactions occurring during this period requiring recognition or disclosure were appropriately addressed in these financial statements.

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

The Royalty Trust is a statutory trust created as contemplated by the merger agreement by FCX under the Delaware Statutory Trust Act pursuant to a trust agreement entered into on December 18, 2012 (inception), by and among FCX, as depositor, Wilmington Trust, National Association, as Delaware trustee, and certain officers of FCX, as regular trustees. On May 29, 2013, Wilmington Trust, National Association, was replaced by BNY Trust of Delaware, as Delaware trustee (the Delaware Trustee), through an action of the depositor. Effective June 3, 2013, the regular trustees were replaced by The Bank of New York Mellon Trust Company, N.A., a national banking association, as trustee (the Trustee).

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

McMoRan previously informed the Trustee that since 2008, McMoRan's Inboard Lower Tertiary/Cretaceous drilling activities (below the salt weld, i.e., the listric fault) have confirmed McMoRan's belief relating to its geologic model and the highly prospective nature of this geologic trend. McMoRan believes that data from nine Inboard Lower Tertiary/Cretaceous wells drilled to date indicate the presence of geologic formations that are analogous to productive formations in the Deepwater Gulf of Mexico and onshore in the Gulf Coast region. Eight of these wells were included in the subject interests, along with additional exploration prospects that will also be burdened by the overriding royalty interests. However, McMoRan has informed the Trustee that it has no plans to pursue, has relinquished, or has allowed to expire all subject interests except for the onshore Highlander subject interest. Additionally, McMoRan has informed the Trustee that it is unlikely to drill additional Inboard Lower Tertiary/Cretaceous wells at the current time, considering existing natural gas prices and the cost of drilling and completing these wells. McMoRan has also informed the Trustee that as annual rentals on leases outside the currently producing unit at the onshore Highlander subject interest become due, it will decide whether to pay or not pay its proportional share of such rentals. Under the operating agreement applicable to these leases, McMoRan is obligated to offer its interest in any acreage it decides to release to its co-lessees free and clear of the overriding royalty interest. Subsequent to June 30, 2016, McMoRan has elected to release its interest in certain leases at the onshore Highlander subject interest outside the currently producing unit, representing approximately 12,638 net acres.

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

As previously disclosed, the formal process conducted by FCX involving multiple third-party oil and gas industry and financial participants to evaluate alternatives did not identify a buyer for the entire oil and gas business; however, FCX continues to engage in discussions with parties interested in potential select asset sales or joint venture transactions. See Part I, Item 1A. “Risk Factors” in the Royalty Trust's Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC for more information.

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

The Royalty Trust intends to monitor the bid price of the royalty trust units until October 17, 2016, and will consider potentially available options that might enable the Royalty Trust to regain compliance with the OTCQX U.S. quotation requirements. There can be no assurance that the Royalty Trust will be able to regain compliance with the minimum bid price requirement or maintain compliance with the other OTCQX U.S. quotation requirements. At the time of this filing, the Royalty Trust has not determined to take any other action in response to the letter from the OTC Markets Group Inc. The closing bid price for the royalty trust units was $0.07 on August 3, 2016.

LIQUIDITY AND CAPITAL RESOURCES

Pursuant to the royalty trust agreement, FCX has agreed to pay annual trust expenses up to a maximum amount of $350,000, with no right of repayment or interest due, to the extent the Royalty Trust lacks sufficient funds to pay administrative expenses. No such contributions were made during the three- or six-month periods ended June 30, 2016. During the three-month period ended June 30, 2015, FCX contributed $350,000 to the Royalty Trust with respect to this arrangement. In addition to such annual contributions, FCX has agreed to lend money, on an unsecured, interest-free basis, to the Royalty Trust to fund the Royalty Trust's ordinary administrative expenses as set forth in the royalty trust agreement. Since inception, FCX has loaned $650,000 to the Royalty Trust under this arrangement, none of which had been repaid as of June 30, 2016. All funds the Trustee borrows to cover expenses or liabilities, whether from FCX or from any other source, must be repaid before the Royalty Trust unitholders will receive any distributions.

Pursuant to the royalty trust agreement, FCX agreed to provide and maintain a $1.0 million stand-by reserve account or an equivalent letter of credit for the benefit of the Royalty Trust to enable the Trustee to draw on such reserve account or letter of credit to pay obligations of the Royalty Trust if its funds are inadequate to pay its obligations at any time. Currently, with the consent of the Trustee, FCX may reduce the reserve account or substitute a letter of credit with a different face amount for the original letter of credit or any substitute letter of credit. In connection with this arrangement, FCX has provided $1.0 million in the form of a reserve fund cash account to the Royalty Trust. As of June 30, 2016, the Royalty Trust had not drawn any funds from the reserve account, and FCX had not requested a reduction of such reserve account.

As of June 30, 2016, only the onshore Highlander subject interest had established commercial production. In accordance with the master conveyance, in the second quarter of 2015, the Royalty Trust began receiving royalties from McMoRan. During the three- and six-month periods ended June 30, 2016, the Royalty Trust received royalties from McMoRan resulting from the onshore Highlander subject interest's production of $128,918 and $298,962, respectively. Additionally, the Royalty Trust received royalties of $120,475 from McMoRan during the three- and six-month periods ended June 30, 2015. Royalties are paid to the Royalty Trust on the last day of the month following the month in which production payments are received by McMoRan in accordance with the terms of the master conveyance. Royalties received by the Royalty Trust will not result in immediate distributions to the Royalty Trust unitholders as royalties are first subject to payment of loans outstanding, administrative expenses of the Royalty Trust and the establishment of a cash reserve for payment of future liabilities as determined at the discretion of the Trustee. Royalty receipts were not sufficient to both repay the Royalty Trust's existing indebtedness and to cover administrative expenses of the Royalty Trust during the three- and six-month periods ended June 30, 2016 or the three- and six-month periods ended June 30, 2015. As a result, there were no distributions paid to Royalty Trust unitholders during such period. Additionally, there are no distributions anticipated during the remainder of 2016. The Royalty Trust's only other sources of liquidity are mandatory annual contributions, any loans and the required standby reserve account or letter of credit from FCX. As a result, any material adverse change in FCX's or McMoRan's financial condition or results of operations could materially and adversely affect the Royalty Trust and the underlying royalty trust units.

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

As of December 5, 2012, the date of the merger agreement, the subject interests comprised all of McMoRan's Inboard Lower Tertiary/Cretaceous exploration prospects. Additional Inboard Lower Tertiary/Cretaceous exploration prospects developed by McMoRan (other than those reflected below) will not be included in the subject interests. As of June 30, 2016, McMoRan had acquired working interests in additional Inboard Lower Tertiary/Cretaceous exploration prospects that are not part of the subject interests.

There were no impairment charges recorded for the three- or six-month periods ended June 30, 2016. An impairment charge of $89.5 million, representing the carrying value associated with the offshore England and onshore Tortuga subject interests, was recorded for the six-month period ended June 30, 2015 ($83.4 million of which was recorded for the three-month period ended June 30, 2015). At that time McMoRan informed the Trustee that it did not plan to drill or conduct operational activities on these subject interests prior to their lease expiration dates.

McMoRan has informed the Trustee that it has no plans to pursue, has relinquished, or has allowed to expire all subject interests except for the onshore Highlander subject interest. Additionally, McMoRan has informed the Trustee that it is unlikely to drill additional Inboard Lower Tertiary/Cretaceous wells at the current time, considering existing natural gas prices and the cost of drilling and completing these wells. McMoRan has also informed the Trustee that as annual rentals on leases outside the currently producing unit at the onshore Highlander subject interest become due, it will decide whether to pay or not pay its proportional share of such rentals. Under the operating agreement applicable to these leases, McMoRan is obligated to offer its interest in any acreage it decides to release to its co-lessees free and clear of the overriding royalty interest. Subsequent to June 30, 2016, McMoRan has elected to release its interest in certain leases at the onshore Highlander subject interest outside the currently producing unit, representing approximately 12,638 net acres.

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

Information regarding McMoRan's estimated working interest and the Royalty Trust's estimated overriding royalty interest for each subject interest as of June 30, 2016, is set forth below.

Subject Interest	McMoRan's Estimated Working Interest Related to the Subject Interests	Operator	Royalty Trust's Estimated Overriding Royalty Interest (5% proportionately reduced to reflect the Estimated Working Interest)
Davy Jones (a)	—	McMoRan	—
Blackbeard East (a)	—	McMoRan	—
Lafitte (b)	72%	McMoRan	3.6%
Blackbeard West (a)	—	McMoRan	—
England (a)	—	McMoRan	—
Barbosa (a)	—	McMoRan	—
Morgan (a)	—	McMoRan	—
Barataria (a)	—	McMoRan	—
Blackbeard West #3 (a)	—	McMoRan	—
Drake (a)	—	McMoRan	—
Davy Jones West (a)	—	McMoRan	—
Hurricane (c)	72%	McMoRan	3.6%
Hook (a)	—	McMoRan	—
Captain Blood (a)	—	McMoRan	—
Bonnet (a)	—	McMoRan	—
Queen Anne's Revenge (a)	—	McMoRan	—
Calico Jack (a)	—	McMoRan	—
Highlander (d)	72%	McMoRan	3.6%
Lineham Creek (a)	—	Chevron	—
Tortuga (a)	—	McMoRan	—

(a)    McMoRan's lease rights to the offshore Davy Jones, Blackbeard East, Blackbeard West, England, Barbosa, Morgan, Barataria, Blackbeard West #3, Drake, Davy Jones West, Hook, Captain Blood, Bonnet, Queen Anne's Revenge and Calico Jack subject interests and the onshore Lineham Creek and Tortuga subject interests have expired or were relinquished.

(b)    McMoRan has informed the Trustee that it has assigned its interest in the lease related to the offshore Lafitte subject interest. The Royalty Trust's overriding royalty interest will continue to burden the assigned interest and such interest will terminate when the related lease expires or is relinquished.

(c)    McMoRan has informed the Trustee that it does not plan to develop the offshore Hurricane subject interest. McMoRan's working interest and the Royalty Trust's overriding royalty interest in the related lease will terminate when the related lease rights expire.

(d)    McMoRan has informed the Trustee that as annual rentals on leases outside the currently producing unit at the onshore Highlander subject interest become due, it will decide whether to pay or not pay its proportional share of such rentals. Under the operating agreement applicable to these leases, McMoRan is obligated to offer its interest in any acreage it decides to release to its co-lessees free and clear of the overriding royalty interest. Subsequent to June 30, 2016, McMoRan has elected to release its interest in certain leases at the onshore Highlander subject interest outside the currently producing unit, representing approximately 12,638 net acres.

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

The onshore Highlander subject interest began commercial production on February 25, 2015. Prior to this date there had been no commercial production of hydrocarbons from any of the subject interests. During the three-month period ended June 30, 2016, the Royalty Trust received royalties of $128,918 from McMoRan related to 89,479 thousand cubic feet (Mcf) of natural gas production attributable to the onshore Highlander subject interest with average post-production expense costs of $0.27 per Mcf and an average receipt price of $1.71 per Mcf. During the six-month period ended June 30, 2016, the Royalty Trust received royalties of $298,962 from McMoRan related to 189,281 Mcf of natural gas production attributable to the onshore Highlander subject interest with average post-production expense costs of $0.25 per Mcf and an average receipt price of $1.83 per Mcf. During this period, the Highlander well was shut-in for approximately one month for well and facility maintenance activities and resumed production on February 26, 2016. During the three- and six-month periods ended June 30, 2015, the Royalty Trust received royalties of $120,475 from McMoRan related to 50,626 Mcf of natural gas production attributable to the onshore Highlander subject interest with average post-production expense costs of $0.24 per Mcf and an average receipt price of $2.62 per Mcf.

Acreage. At June 30, 2016, McMoRan owned or controlled (through options to lease) interests in approximately 407 oil and gas leases in the shallow waters of the Gulf of Mexico and onshore in South Louisiana, covering approximately 56,199 gross acres (33,734 acres net to McMoRan's interests) associated with the subject interests. Approximately 55% of those net acres associated with the subject interests are scheduled to expire during the remainder of 2016 through 2018, unless a lease on such acreage is perpetuated by a lease holding operation. Whether or not McMoRan maintains the acreage scheduled to expire is determined by McMoRan's current and future plans, over which the Royalty Trust has no control. Additionally, McMoRan has informed the Trustee that it is unlikely to drill additional Inboard Lower Tertiary/Cretaceous wells at the current time, considering existing natural gas prices and the cost of drilling and completing these wells. McMoRan has also informed the Trustee that as annual rentals on leases outside the currently producing unit at the onshore Highlander subject interest become due, it will decide whether to pay or not pay its proportional share of such rentals. Under the operating agreement applicable to these leases, McMoRan is obligated to offer its interest in any acreage it decides to release to its co-lessees free and clear of the overriding royalty interest. Subsequent to June 30, 2016, McMoRan has elected to release its interest in certain leases at the onshore Highlander subject interest outside the currently producing unit, representing approximately 12,638 net acres.

The following table reflects the oil and gas acreage associated with the subject interests in which McMoRan owned rights to the related leases as of June 30, 2016.

	Developed		Undeveloped (a)
	Gross	Net	Gross	Net
	Acres	Acres	Acres	Acres
Offshore (federal waters)	—	—	23,403	11,912
Onshore South Louisiana	9,000	6,480	23,796	15,342
Total as of June 30, 2016	9,000	6,480	47,199	27,254

(a)    As a result of impairment charges recorded in 2015 and prior years, there is no carrying value associated with undeveloped acreage remaining at June 30, 2016.

The following table reflects changes in McMoRan's acreage associated with the subject interests during the six-month period ended June 30, 2016.

	Gross Acres				Net Acres

	Offshore		Onshore		Offshore		Onshore
Total as of December 31, 2015	32,627		57,482		15,232		39,559
Lease expirations and other	9,224	(a)	24,686	(a)	3,320	(a)	17,737	(a)
Total as of June 30, 2016	23,403		32,796		11,912		21,822

(a)     Lease expirations and other is primarily related to the expiration or relinquishment of leases associated with the offshore England subject interest and the onshore Highlander, Lineham Creek and Tortuga subject interests during the six-month period ended June 30, 2016, in addition to adjustments resulting from surveys and title examinations. McMoRan has informed the Trustee that it has no plans to pursue, has relinquished, or has allowed to expire all subject interests except for the onshore Highlander subject interest. Additionally, McMoRan has informed the Trustee that it is unlikely to drill additional Inboard Lower Tertiary/Cretaceous wells at the current time, considering existing natural gas prices and the cost of drilling and completing these wells. McMoRan has also informed the Trustee that as annual rentals on leases outside the currently producing unit at the onshore Highlander subject interest become due, it will decide whether to pay or not pay its proportional share of such rentals. Under the operating agreement applicable to these leases, McMoRan is obligated to offer its interest in any acreage it decides to release to its co-lessees free and clear of the overriding royalty interest. Subsequent to June 30, 2016, McMoRan has elected to release its interest in certain leases at the onshore Highlander subject interest outside the currently producing unit, representing approximately 12,638 net acres.

In the event on or before December 5, 2017, McMoRan acquires a leasehold interest covering the same area covered by a terminated lease, or acquires additional leasehold interests associated with any of the subject interests, such newly acquired leasehold interests will become part of the subject interests.

RESULTS OF OPERATIONS

Royalty Income. As of June 30, 2016, only the onshore Highlander subject interest had established commercial production. In accordance with the master conveyance, during the three-month period ended June 30, 2016, the Royalty Trust received royalties of $128,918 from McMoRan related to 89,479 Mcf of natural gas production attributable to the onshore Highlander subject interest with average post-production expense costs of $0.27 per Mcf and an average receipt price of $1.71 per Mcf. During the six-month period ended June 30, 2016, the Royalty Trust received royalties of $298,962 from McMoRan related to 189,281 Mcf of natural gas production attributable to the onshore Highlander subject interest with average post-production expense costs of $0.25 per Mcf and an average receipt price of $1.83 per Mcf. During this period, the Highlander well was shut-in for approximately one month for well and facility maintenance activities and resumed production on February 26, 2016. During the three- and six-month periods ended June 30, 2015, the Royalty Trust received royalties of $120,475 from McMoRan related to

50,626 Mcf of natural gas production attributable to the onshore Highlander subject interest with average post-production expense costs of $0.24 per Mcf and an average receipt price of $2.62 per Mcf.

Administrative Expenses. During the three-month periods ended June 30, 2016 and 2015, the Royalty Trust paid administrative expenses of $244,782 and $213,502, respectively. During the six-month periods ended June 30, 2016 and 2015, the Royalty Trust paid administrative expenses of $380,863 and $341,669, respectively. Administrative expenses, which consisted primarily of audit, legal and trustee expenses incurred in connection with the administration of the Royalty Trust, increased for the three- and six-month periods ended June 30, 2016 as compared to the corresponding 2015 period primarily due to timing of payments, which are recorded in accordance with the modified cash basis of accounting.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Royalty Trust's most significant credit risk relates to adverse changes in FCX's or McMoRan's financial condition or results of operations. During the three- and six-month periods ended June 30, 2016, the Royalty Trust received royalties from McMoRan resulting from the onshore Highlander subject interest's production of $128,918 and $298,962, respectively. Additionally, during the three- and six-month periods ended June 30, 2015, the Royalty Trust received royalties of $120,475 from McMoRan. Royalties are paid to the Royalty Trust on the last day of the month following the month in which production payments are received by McMoRan in accordance with the terms of the master conveyance. Royalties received by the Royalty Trust will not result in immediate distributions to the Royalty Trust unitholders as royalties are first subject to payment of loans outstanding, administrative expenses of the Royalty Trust and the establishment of a cash reserve for payment of future liabilities as determined at the discretion of the Trustee. Royalty receipts were not sufficient to both repay the Royalty Trust's existing indebtedness and to cover administrative expenses of the Royalty Trust during the three- and six-month periods ended June 30, 2016 or the three- and six-month periods ended June 30, 2015. As a result, there were no distributions paid to Royalty Trust unitholders during such period. Additionally, there are no distributions anticipated during the remainder of 2016. During the six-month period ended June 30, 2016, the Highlander well was shut-in for approximately one month for well and facility maintenance activities and resumed production on February 26, 2016. The Royalty Trust's only other sources of liquidity are mandatory annual contributions, any loans and the required standby reserve account or letter of credit from FCX.

FCX has agreed to pay annual trust expenses up to a maximum amount of $350,000, with no right of repayment or interest due, to the extent the Royalty Trust lacks sufficient funds to pay administrative expenses. No such contributions were made during the three- or six-month periods ended June 30, 2016 or 2015. In addition to such annual contributions, FCX has agreed to lend money, on an unsecured, interest-free basis, to the Royalty Trust to fund the Royalty Trust's ordinary administrative expenses as set forth in the royalty trust agreement. Since inception, FCX has loaned $650,000 to the Royalty Trust under this arrangement, none of which had been repaid as of June 30, 2016.

FCX has also agreed to provide and maintain a $1.0 million stand-by reserve account or an equivalent letter of credit for the benefit of the Royalty Trust to enable the Trustee to draw on such reserve account or letter of credit to pay obligations of the Royalty Trust if its funds are inadequate to pay its obligations at any time. Currently, with the consent of the Trustee, FCX may reduce the reserve account or substitute a letter of credit with a different face amount for the original letter of credit or any substitute letter of credit. In connection with this arrangement, FCX has provided $1.0 million in the form of a reserve fund cash account to the Royalty Trust. As of June 30, 2016, the Royalty Trust had not drawn any funds from the reserve account, and FCX had not requested a reduction of such reserve account. As a result, any material adverse change in FCX's or McMoRan's financial condition or results of operations could materially and adversely affect the Royalty Trust and the underlying royalty trust units, if FCX requests and the Trustee consents, to reduce the $1.0 million reserve cash fund.

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

The downward pressure on oil and natural gas prices that began in mid-2014 has continued in 2016. During the second quarter of 2016, the New York Mercantile Exchange natural gas price fluctuated from a low of $1.87 per million British thermal units (MMBtu) to a high of $2.97 per MMBtu and the West Texas Intermediate (WTI) crude oil price ranged from a low of $35.24 per barrel to a high of $51.67 per barrel. On June 30, 2016, the spot prices for natural gas and crude oil were $2.92 per MMBtu and $48.33 per barrel, respectively. During the third quarter of 2016, oil prices have further decreased and the WTI crude oil price was $40.83 per barrel on August 3, 2016. Any additional future production will be subject to uncertainties, many of which will be beyond McMoRan’s control, including the timing and flow rates associated with the initial production from discoveries, weather-related factors, shut-in or recompletion activities on any of the subject interests’ related properties or on third-party owned pipelines or facilities and the state of the financial and commodity markets. Any of these factors, among others, could materially adversely affect the Royalty Trust. For more information regarding risks associated with oil and gas production and commodity price fluctuations, see Part I, Item 1A. "Risk Factors" in the Royalty Trust's Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC.

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

(b) Changes in internal control over financial reporting. During the quarter ended June 30, 2016, there has been no change in the Royalty Trust's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Royalty Trust's internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of FCX.

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

Date: August 5, 2016

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