Form 10-Q
period 2016-09-30
Gulf Coast Ultra Deep Royalty Trust
filed 2016-11-09
CIK 1565146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
☐ Yes ☒ No

On October 31, 2016, there were outstanding 230,172,696 royalty trust units representing beneficial interests in the registrant.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

GULF COAST ULTRA DEEP ROYALTY TRUST
STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	September 30,	December 31,
	2016	2015
ASSETS	(unaudited)	(audited)
Operating cash	$239,719	$176,074
Reserve fund cash	1,001,167	1,000,052
Overriding royalty interests in subject interests, net	4,189,100	6,085,310
Total assets	$5,429,986	$7,261,436

LIABILITIES AND TRUST CORPUS
Reserve fund liability	$1,001,167	$1,000,052
Loan payable to Freeport-McMoRan Inc. (FCX)	650,000	650,000
Trust corpus (230,172,696 royalty trust units authorized, issued and
outstanding as of September 30, 2016 and December 31, 2015)	3,778,819	5,611,384
Total liabilities and trust corpus	$5,429,986	$7,261,436

The accompanying notes are an integral part of these financial statements.

GULF COAST ULTRA DEEP ROYALTY TRUST
STATEMENTS OF DISTRIBUTABLE INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Royalty income	$249,862	$133,922	$548,824	$254,397
Interest income and other	34	—	819	1
Administrative expenses	(105,135)	(92,978)	(485,998)	(434,647)
Income in excess of administrative expenses (administrative expenses in excess of income) (Note 4)	$144,761	$40,944	$63,645	$(180,249)
Distributable income	$—	$—	$—	$—
Distributable income per royalty trust unit	$—	$—	$—	$—
Royalty trust units outstanding at end of period	230,172,696	230,172,696	230,172,696	230,172,696

The accompanying notes are an integral part of these financial statements.

GULF COAST ULTRA DEEP ROYALTY TRUST
STATEMENTS OF CHANGES IN TRUST CORPUS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Trust corpus, beginning of period	$4,368,089	$78,422,924	$5,611,384	$168,058,172
Trust contributions	—	—	—	350,000
Amortization of overriding royalty interests in subject interests	(734,031)	(273,211)	(1,896,210)	(520,266)
Impairment of subject interests	—	(11,503,700)	—	(101,000,700)
Income in excess of administrative expense (administrative expenses in excess of income)	144,761	40,944	63,645	(180,249)
Trust corpus, end of period	$3,778,819	$66,686,957	$3,778,819	$66,706,957

The accompanying notes are an integral part of these financial statements.

GULF COAST ULTRA DEEP ROYALTY TRUST
NOTES TO FINANCIAL STATEMENTS (Unaudited)

1. BASIS OF ACCOUNTING AND SIGNIFICANT ACCOUNTING POLICIES
The financial statements of Gulf Coast Ultra Deep Royalty Trust (the Royalty Trust) are prepared on the modified cash basis of accounting and are not intended to present the Royalty Trust’s financial position and results of operations in conformity with United States (U.S.) generally accepted accounting principles (GAAP). This other comprehensive basis of accounting corresponds to the accounting permitted for royalty trusts by the U.S. Securities and Exchange Commission (SEC), as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts. There has been no distributable income paid or due to the Royalty Trust unitholders from December 18, 2012 (inception) through September 30, 2016.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all required information and disclosures. Therefore, this information should be read in conjunction with the Royalty Trust’s financial statements and notes contained in its annual report on Form 10-K for the year ended December 31, 2015. The information furnished herein reflects all adjustments that are, in the opinion of The Bank of New York Mellon Trust Company, N.A. (the Trustee), necessary for a fair statement of the results for the interim periods reported. With the exception of the impairment of overriding royalty interests in the subject interests discussed in Note 2, all such adjustments are, in the opinion of the Trustee, of a normal recurring nature. Operating results for the three-month and nine-month periods ended September 30, 2016, are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

2. OVERRIDING ROYALTY INTERESTS
There were no impairment charges recorded for the three- or nine-month periods ended September 30, 2016. Impairment charges of $101.0 million, representing the carrying value associated with the offshore England and onshore Tortuga and Lineham Creek subject interests, were recorded for the nine-month period ended September 30, 2015 ($11.5 million of which was recorded for the three-month period ended September 30, 2015, relating to the onshore Lineham Creek subject interest). At that time McMoRan informed the Trustee that it did not plan to drill, further develop or conduct operational activities on these subject interests and intended to relinquish the related leases.

The onshore Highlander subject interest began commercial production on February 25, 2015. Prior to this date there had been no commercial production of hydrocarbons from any of the subject interests. During the nine-month period ended September 30, 2016, the Highlander well was shut-in for approximately one month for well and facility maintenance activities and resumed production on February 26, 2016. Amortization charges related to production volumes associated with the onshore Highlander subject interest reduced the carrying value of the overriding royalty interests during the three- and nine-month periods ended September 30, 2016 by $734,031 and $1,896,210, respectively. Amortization charges related to production volumes associated with the onshore Highlander subject interest reduced the carrying value of the overriding royalty interest in the subject interests by $273,211 and $520,266 for the three- and nine-month periods ended September 30, 2015, respectively.

McMoRan has informed the Trustee that it has no plans to pursue, has relinquished, or has allowed to expire all subject interests except for the onshore Highlander subject interest. Additionally, McMoRan has informed the Trustee that it is unlikely to drill additional Inboard Lower Tertiary/Cretaceous wells at the current time, considering existing natural gas prices and the cost of drilling and completing these wells. McMoRan has also informed the Trustee that as annual rentals on leases outside the currently producing unit at the onshore Highlander subject interest become due, it will decide whether to pay or not pay its proportional share of such rentals. Under the operating agreement applicable to these leases, McMoRan is obligated to offer its interest in any acreage it decides to release to its co-lessees free and clear of the overriding royalty interest. Subsequent to September 30, 2016,

McMoRan intends to release all of its interest in leases at the onshore Highlander subject interest outside the currently producing unit.

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

4. RELATED PARTY TRANSACTIONS
Royalty Income and Distributions. Royalties are paid to the Royalty Trust on the last day of the month following the month in which production payments are received by McMoRan in accordance with the terms of the master conveyance of overriding royalty interests (the master conveyance). In accordance with the master conveyance, the Royalty Trust received royalties of $249,862 and $548,824 from McMoRan during the three- and nine-month periods ended September 30, 2016, respectively. Additionally, the Royalty Trust received royalties of $133,922 and $254,397 from McMoRan during the three- and nine-month periods ended September 30, 2015, respectively.

Royalties received by the Royalty Trust must first be used to (i) satisfy Royalty Trust administrative expenses and (ii) reduce Royalty Trust indebtedness ($650,000 as of September 30, 2016). Additionally, the Trustee has implemented a minimum cash reserve requirement of $250,000. As a result, distributions would be paid to Royalty Trust unitholders only when the cumulative amount of royalties received less administrative expenses incurred and repayment of all indebtedness exceeds $250,000. Accordingly, there were no distributions paid to Royalty Trust unitholders during the three- and nine-month periods ended September 30, 2016, and no distributions are anticipated during the remainder of 2016.

Funding of Administrative Expenses. Pursuant to the royalty trust agreement, FCX has agreed to pay annual trust expenses up to a maximum amount of $350,000, with no right of repayment or interest due, to the extent the Royalty Trust lacks sufficient funds to pay administrative expenses. No such contributions were made during the three- or nine-month periods ended September 30, 2016. During the nine-month period ended September 30, 2015, FCX contributed $350,000 to the Royalty Trust with respect to this arrangement. In addition to such annual contributions, FCX has agreed to lend money, on an unsecured, interest-free basis, to the Royalty Trust to fund the Royalty Trust's ordinary administrative expenses as set forth in the royalty trust agreement. Since inception, FCX has loaned $650,000 to the Royalty Trust under this arrangement, none of which had been repaid as of September 30, 2016.

Reserve Fund Cash and Reserve Fund Liability. Pursuant to the royalty trust agreement, FCX agreed to provide and maintain a $1.0 million stand-by reserve account or an equivalent letter of credit for the benefit of the Royalty Trust to enable the Trustee to draw on such reserve account or letter of credit to pay obligations of the Royalty Trust if its funds are inadequate to pay its obligations at any time. Currently, with the consent of the Trustee, FCX may reduce the reserve account or substitute a letter of credit with a different face amount for the original letter of credit or any substitute letter of credit. In connection with this arrangement, FCX has provided $1.0 million in the form of a reserve fund cash account to the Royalty Trust, which amount is reflected as reserve fund cash with a corresponding reserve fund liability in the accompanying Statements of Assets, Liabilities and Trust Corpus. As of September 30, 2016, the Royalty Trust had not drawn any funds from the reserve account, and FCX had not requested a reduction of such reserve account.

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

Royalty Trust Units Held by FCX. At September 30, 2016 and December 31, 2015, the Royalty Trust had 230,172,696 royalty trust units outstanding and FCX, through its indirect wholly owned subsidiary McMoRan, held 62,286,299 royalty trust units (or 27.1% of the outstanding royalty trust units). At September 30, 2016 and December 31, 2015, FCX was the largest holder of outstanding royalty trust units.

5. CONTINGENCIES AND OTHER COMMITMENTS
Litigation. There are currently no pending legal proceedings to which the Royalty Trust is a party.

6. SUBSEQUENT EVENTS
On April 19, 2016, the Royalty Trust received a letter from the OTC Markets Group Inc. notifying the Royalty Trust that, because the bid price of the royalty trust units had closed below $0.10 per unit for more than 30 consecutive calendar days, the Royalty Trust no longer met the Standards for Continued Qualification for the OTCQX U.S. tier of the over-the-counter, or OTC, markets (OTCQX U.S.) set forth in Section 3.2b of the OTCQX Rules for U.S. Companies.

In accordance with Section 3.2b in the OTCQX Rules for U.S. Companies, the Royalty Trust had a period of 180 calendar days, or until October 17, 2016, in which to regain compliance with the minimum bid price requirement of the OTCQX U.S. In order to regain compliance, the bid price of the royalty trust units was required to close at or above $0.10 per unit for a minimum of ten consecutive trading days during this 180-day period. The Royalty Trust did not demonstrate compliance with the minimum bid price requirement by October 17, 2016, and as such, on October 21, 2016, the royalty trust units moved from the OTCQX U.S. to the OTC Pink tier of the OTC markets, which could adversely affect the market price, trading volume, liquidity and resale price of the royalty trust units. The closing bid price for the royalty trust units was $0.04 on November 4, 2016.

The Royalty Trust evaluated all other events subsequent to September 30, 2016, and through the date the Royalty Trust’s financial statements were issued, and determined that all events or transactions occurring during this period requiring recognition or disclosure were appropriately addressed in these financial statements.

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

McMoRan previously informed the Trustee that since 2008, McMoRan's Inboard Lower Tertiary/Cretaceous drilling activities (below the salt weld, i.e., the listric fault) have confirmed McMoRan's belief relating to its geologic model and the highly prospective nature of this geologic trend. McMoRan believes that data from nine Inboard Lower Tertiary/Cretaceous wells drilled to date indicate the presence of geologic formations that are analogous to productive formations in the Deepwater Gulf of Mexico and onshore in the Gulf Coast region. Eight of these wells were included in the subject interests, along with additional exploration prospects that will also be burdened by the overriding royalty interests. However, McMoRan has informed the Trustee that it has no plans to pursue, has relinquished, or has allowed to expire all subject interests except for the onshore Highlander subject interest. Additionally, McMoRan has informed the Trustee that it is unlikely to drill additional Inboard Lower Tertiary/Cretaceous wells at the current time, considering existing natural gas prices and the cost of drilling and completing these wells. McMoRan has also informed the Trustee that as annual rentals on leases outside the currently producing unit at the onshore Highlander subject interest become due, it will decide whether to pay or not pay its proportional share of such rentals. Under the operating agreement applicable to these leases, McMoRan is obligated to offer its interest in any acreage it decides to release to its co-lessees free and clear of the overriding royalty interest. Subsequent to September 30, 2016, McMoRan intends to release all of its interest in leases at the onshore Highlander subject interest outside the currently producing unit.

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

During 2016, FCX has entered into a series of asset sale transactions associated with certain oil and gas properties, including its rights in the Haynesville shale, Deepwater Gulf of Mexico and onshore in California. None of these transactions impact FCX’s rights to the subject interests included in the Royalty Trust.

On April 19, 2016, the Royalty Trust received a letter from the OTC Markets Group Inc. notifying the Royalty Trust that, because the bid price of the royalty trust units had closed below $0.10 per unit for more than 30 consecutive calendar days, the Royalty Trust no longer met the Standards for Continued Qualification for the OTCQX U.S. tier of the over-the-counter, or OTC, markets (OTCQX U.S.) set forth in Section 3.2b of the OTCQX Rules for U.S. Companies.

In accordance with Section 3.2b in the OTCQX Rules for U.S. Companies, the Royalty Trust had a period of 180 calendar days, or until October 17, 2016, in which to regain compliance with the minimum bid price requirement of the OTCQX U.S. In order to regain compliance, the bid price of the royalty trust units was required to close at or above $0.10 per unit for a minimum of ten consecutive trading days during this 180-day period. The Royalty Trust did not demonstrate compliance with the minimum bid price requirement by October 17, 2016, and as such, on October 21, 2016, the royalty trust units moved from the OTCQX U.S. to the OTC Pink tier of the OTC markets, which could adversely affect the market price, trading volume, liquidity and resale price of the royalty trust units. The closing bid price for the royalty trust units was $0.04 on November 4, 2016.

LIQUIDITY AND CAPITAL RESOURCES

Pursuant to the royalty trust agreement, FCX has agreed to pay annual trust expenses up to a maximum amount of $350,000, with no right of repayment or interest due, to the extent the Royalty Trust lacks sufficient funds to pay administrative expenses. No such contributions were made during the three- or nine-month periods ended September 30, 2016. During the nine-month period ended September 30, 2015, FCX contributed $350,000 to the Royalty Trust with respect to this arrangement. In addition to such annual contributions, FCX has agreed to lend money, on an unsecured, interest-free basis, to the Royalty Trust to fund the Royalty Trust's ordinary administrative expenses as set forth in the royalty trust agreement. Since inception, FCX has loaned $650,000 to the Royalty Trust under this arrangement, none of which had been repaid as of September 30, 2016. All funds the Trustee borrows to cover expenses or liabilities, whether from FCX or from any other source, must be repaid before the Royalty Trust unitholders will receive any distributions.

Pursuant to the royalty trust agreement, FCX agreed to provide and maintain a $1.0 million stand-by reserve account or an equivalent letter of credit for the benefit of the Royalty Trust to enable the Trustee to draw on such reserve account or letter of credit to pay obligations of the Royalty Trust if its funds are inadequate to pay its obligations at any time. Currently, with the consent of the Trustee, FCX may reduce the reserve account or substitute a letter of credit with a different face amount for the original letter of credit or any substitute letter of credit. In connection with this arrangement, FCX has provided $1.0 million in the form of a reserve fund cash account to the Royalty Trust. As of September 30, 2016, the Royalty Trust had not drawn any funds from the reserve account, and FCX had not requested a reduction of such reserve account.

As of September 30, 2016, only the onshore Highlander subject interest had established commercial production. Royalties are paid to the Royalty Trust on the last day of the month following the month in which production payments are received by McMoRan in accordance with the terms of the master conveyance. In accordance with the master conveyance, the Royalty Trust received royalties of $249,862 and $548,824 from McMoRan during the three- and nine-month periods ended September 30, 2016, respectively. Additionally, the Royalty Trust received royalties of $133,922 and $254,397 from McMoRan during the three- and nine-month periods ended September 30, 2015, respectively.

Royalties received by the Royalty Trust must first be used to (i) satisfy Royalty Trust administrative expenses and (ii) reduce Royalty Trust indebtedness ($650,000 as of September 30, 2016). Additionally, the Trustee has implemented a minimum cash reserve requirement of $250,000. As a result, distributions would be paid to Royalty Trust unitholders only when the cumulative amount of royalties received less administrative expenses incurred and repayment of all indebtedness exceeds $250,000. Accordingly, there were no distributions paid to Royalty Trust unitholders during the three- and nine-month periods ended September 30, 2016, and no distributions are anticipated during the remainder of 2016. The Royalty Trust's only other sources of liquidity are mandatory annual contributions, any loans and the required standby reserve account or letter of credit from FCX. As a result, any material adverse change in FCX's or McMoRan's financial condition or results of operations could materially and adversely affect the Royalty Trust and the underlying royalty trust units.

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

As of December 5, 2012, the date of the merger agreement, the subject interests comprised all of McMoRan's Inboard Lower Tertiary/Cretaceous exploration prospects. Additional Inboard Lower Tertiary/Cretaceous exploration prospects developed by McMoRan (other than those reflected below) will not be included in the subject interests. As of September 30, 2016, McMoRan had acquired working interests in additional Inboard Lower Tertiary/Cretaceous exploration prospects that are not part of the subject interests.

There were no impairment charges recorded for the three- or nine-month periods ended September 30, 2016. An impairment charge of $101.0 million, representing the carrying value associated with the offshore England and onshore Tortuga and Lineham Creek subject interests, was recorded for the nine-month period ended September 30, 2015, ($11.5 million of which was recorded for the three-month period ended September 30, 2015 related to the onshore Lineham Creek subject interest). At that time McMoRan informed the Trustee that it did not plan to drill, further develop or conduct operational activities on these subject interests and intended to relinquish the related leases.

McMoRan has informed the Trustee that it has no plans to pursue, has relinquished, or has allowed to expire all subject interests except for the onshore Highlander subject interest. Additionally, McMoRan has informed the Trustee that it is unlikely to drill additional Inboard Lower Tertiary/Cretaceous wells at the current time, considering existing natural gas prices and the cost of drilling and completing these wells. McMoRan has also informed the Trustee that as annual rentals on leases outside the currently producing unit at the onshore Highlander subject interest become due, it will decide whether to pay or not pay its proportional share of such rentals. Under the operating agreement applicable to these leases, McMoRan is obligated to offer its interest in any acreage it decides to release to its co-lessees free and clear of the overriding royalty interest. Subsequent to September 30, 2016, McMoRan intends to release all of its interest in leases at the onshore Highlander subject interest outside the currently producing unit.

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

Information regarding McMoRan's estimated working interest and the Royalty Trust's estimated overriding royalty interest for each subject interest as of September 30, 2016, is set forth below.

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

(d)    McMoRan has informed the Trustee that as annual rentals on leases outside the currently producing unit at the onshore Highlander subject interest become due, it will decide whether to pay or not pay its proportional share of such rentals. Under the operating agreement applicable to these leases, McMoRan is obligated to offer its interest in any acreage it decides to release to its co-lessees free and clear of the overriding royalty interest. Subsequent to September 30, 2016, McMoRan intends to release all of its interest in leases at the onshore Highlander subject interest outside the currently producing unit.

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

The onshore Highlander subject interest began commercial production on February 25, 2015. Prior to this date there had been no commercial production of hydrocarbons from any of the subject interests. During the three-month period ended September 30, 2016, the Royalty Trust received royalties of $249,862 from McMoRan related to 119,549 thousand cubic feet (Mcf) of natural gas production attributable to the onshore Highlander subject interest with average post-production expense costs of $0.26 per Mcf and an average receipt price of $2.35 per Mcf. During the nine-month period ended September 30, 2016, the Royalty Trust received royalties of $548,824 from McMoRan related to 308,830 Mcf of natural gas production attributable to the onshore Highlander subject interest with average post-production expense costs of $0.26 per Mcf and an average receipt price of $2.03 per Mcf. During this period, the Highlander well was shut-in for approximately one month for well and facility maintenance activities and resumed production on February 26, 2016. During the three-month period ended September 30, 2015, the Royalty Trust received royalties of $133,922 from McMoRan related to 55,986 Mcf of natural gas production attributable to the onshore Highlander subject interest with average post-production expense costs of $0.27 per Mcf and an average receipt price of $2.67 per Mcf. During the nine-month period ended September 30, 2015, the Royalty Trust received royalties of $254,397 from McMoRan related to 131,225 Mcf of natural gas production attributable to the onshore Highlander subject interest with average post-production expense costs of $0.26 per Mcf and an average receipt price of $2.56 per Mcf.

Acreage. At September 30, 2016, McMoRan owned interests in approximately 275 oil and gas leases in the shallow waters of the Gulf of Mexico and onshore in South Louisiana, covering approximately 48,072 gross acres (28,100 acres net to McMoRan's interests) associated with the subject interests. Approximately 47% of those net acres associated with the subject interests are scheduled to expire during the remainder of 2016 through 2018, unless a lease on such acreage is perpetuated by a lease holding operation. Whether or not McMoRan maintains the acreage scheduled to expire is determined by McMoRan's current and future plans, over which the Royalty Trust has no control. Additionally, McMoRan has informed the Trustee that it is unlikely to drill additional Inboard Lower Tertiary/Cretaceous wells at the current time, considering existing natural gas prices and the cost of drilling and completing these wells. McMoRan has also informed the Trustee that as annual rentals on leases outside the currently producing unit at the onshore Highlander subject interest become due, it will decide whether to pay or not pay its proportional share of such rentals. Under the operating agreement applicable to these leases, McMoRan is obligated to offer its interest in any acreage it decides to release to its co-lessees free and clear of the overriding royalty interest. Subsequent to September 30, 2016, McMoRan intends to release all of its interest in leases at the onshore Highlander subject interest outside the currently producing unit.

The following table reflects the oil and gas acreage associated with the subject interests in which McMoRan owned rights to the related leases as of September 30, 2016.

	Developed		Undeveloped (a)
	Gross	Net	Gross	Net
	Acres	Acres	Acres	Acres
Offshore (federal waters)	—	—	23,403	11,912
Onshore South Louisiana	9,000	6,480	15,669	9,708
Total as of September 30, 2016	9,000	6,480	39,072	21,620

(a)    As a result of impairment charges recorded in 2015 and prior years, there is no carrying value associated with undeveloped acreage remaining at September 30, 2016.

The following table reflects changes in McMoRan's acreage associated with the subject interests during the nine-month period ended September 30, 2016.

	Gross Acres				Net Acres

	Offshore		Onshore		Offshore		Onshore
Total as of December 31, 2015	32,627		57,482		15,232		39,559
Lease expirations and other	9,224	(a)	32,813	(a)	3,320	(a)	23,371	(a)
Total as of September 30, 2016	23,403		24,669		11,912		16,188

(a)     Lease expirations and other is primarily related to the expiration or relinquishment of leases associated with the offshore England subject interest and the onshore Highlander, Lineham Creek and Tortuga subject interests during the nine-month period ended September 30, 2016, in addition to adjustments resulting from surveys and title examinations. McMoRan has informed the Trustee that it has no plans to pursue, has relinquished, or has allowed to expire all subject interests except for the onshore Highlander subject interest. Additionally, McMoRan has informed the Trustee that it is unlikely to drill additional Inboard Lower Tertiary/Cretaceous wells at the current time, considering existing natural gas prices and the cost of drilling and completing these wells. McMoRan has also informed the Trustee that as annual rentals on leases outside the currently producing unit at the onshore Highlander subject interest become due, it will decide whether to pay or not pay its proportional share of such rentals. Under the operating agreement applicable to these leases, McMoRan is obligated to offer its interest in any acreage it decides to release to its co-lessees free and clear of the overriding royalty interest. Subsequent to September 30, 2016, McMoRan intends to release all of its interest in leases at the onshore Highlander subject interest outside the currently producing unit.

In the event on or before December 5, 2017, McMoRan acquires a leasehold interest covering the same area covered by a terminated lease, or acquires additional leasehold interests associated with any of the subject interests, such newly acquired leasehold interests will become part of the subject interests.

RESULTS OF OPERATIONS

Royalty Income. As of September 30, 2016, only the onshore Highlander subject interest had established commercial production. In accordance with the master conveyance, during the three-month period ended September 30, 2016, the Royalty Trust received royalties of $249,862 from McMoRan related to 119,549 Mcf of natural gas production attributable to the onshore Highlander subject interest with average post-production expense costs of $0.26 per Mcf and an average receipt price of $2.35 per Mcf. During the nine-month period ended September 30, 2016, the Royalty Trust received royalties of $548,824 from McMoRan related to 308,830 Mcf of natural gas production attributable to the onshore Highlander subject interest with average post-production expense costs of $0.26 per Mcf and an average receipt price of $2.03 per Mcf. During this period, the Highlander well was shut-in for approximately one month for well and facility maintenance activities and resumed production on February 26, 2016. During the three-month period ended September 30, 2015, the Royalty Trust received royalties of $133,922 from McMoRan related to 55,986 Mcf of natural gas production attributable to the onshore Highlander subject interest with average post-production expense costs of $0.27 per Mcf and an average receipt price of $2.67 per Mcf. During the nine-month period ended September 30, 2015, the Royalty Trust received royalties of $254,397 from McMoRan related to 131,225 Mcf of natural gas production attributable to the onshore Highlander subject interest with average post-production expense costs of $0.26 per Mcf and an average receipt price of $2.56 per Mcf.

Administrative Expenses. During the three-month periods ended September 30, 2016 and 2015, the Royalty Trust paid administrative expenses of $105,135 and $92,978, respectively. During the nine-month periods ended September 30, 2016 and 2015, the Royalty Trust paid administrative expenses of $485,998 and $434,647, respectively. Administrative expenses, which consisted primarily of audit, legal and trustee expenses incurred in connection with the administration of the Royalty Trust, increased for the three- and nine-month periods ended September 30, 2016 as compared to the corresponding 2015 periods primarily due to timing of payments, which are recorded in accordance with the modified cash basis of accounting.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Royalty Trust's most significant credit risk relates to adverse changes in FCX's or McMoRan's financial condition or results of operations. Royalties are paid to the Royalty Trust on the last day of the month following the month in which production payments are received by McMoRan in accordance with the terms of the master conveyance. In accordance with the master conveyance, the Royalty Trust received royalties of $249,862 and $548,824 from McMoRan during the three- and nine-month periods ended September 30, 2016, respectively. Additionally, the Royalty Trust received royalties of $133,922 and $254,397 from McMoRan during the three- and nine-month periods ended September 30, 2015, respectively.

Royalties received by the Royalty Trust must first be used to (i) satisfy Royalty Trust administrative expenses and (ii) reduce Royalty Trust indebtedness ($650,000 as of September 30, 2016). Additionally, the Trustee has implemented a minimum cash reserve requirement of $250,000. As a result, distributions would be paid to Royalty Trust unitholders only when the cumulative amount of royalties received less administrative expenses incurred and repayment of all indebtedness exceeds $250,000. Accordingly, there were no distributions paid to Royalty Trust unitholders during the three- and nine-month periods ended September 30, 2016, and no distributions are anticipated during the remainder of 2016. During the nine-month period ended September 30, 2016, the Highlander well was shut-in for approximately one month for well and facility maintenance activities and resumed production on February 26, 2016. The Royalty Trust's only other sources of liquidity are mandatory annual contributions, any loans and the required standby reserve account or letter of credit from FCX.

FCX has agreed to pay annual trust expenses up to a maximum amount of $350,000, with no right of repayment or interest due, to the extent the Royalty Trust lacks sufficient funds to pay administrative expenses. No such contributions were made during the three- or nine-month periods ended September 30, 2016. During the nine-month period ended September 30, 2015, FCX contributed $350,000 to the Royalty Trust with respect to this arrangement. In addition to such annual contributions, FCX has agreed to lend money, on an unsecured, interest-free basis, to the Royalty Trust to fund the Royalty Trust's ordinary administrative expenses as set forth in the royalty trust agreement. Since inception, FCX has loaned $650,000 to the Royalty Trust under this arrangement, none of which had been repaid as of September 30, 2016.

FCX has also agreed to provide and maintain a $1.0 million stand-by reserve account or an equivalent letter of credit for the benefit of the Royalty Trust to enable the Trustee to draw on such reserve account or letter of credit to pay obligations of the Royalty Trust if its funds are inadequate to pay its obligations at any time. Currently, with the consent of the Trustee, FCX may reduce the reserve account or substitute a letter of credit with a different face amount for the original letter of credit or any substitute letter of credit. In connection with this arrangement, FCX has provided $1.0 million in the form of a reserve fund cash account to the Royalty Trust. As of September 30, 2016, the Royalty Trust had not drawn any funds from the reserve account, and FCX had not requested a reduction of such reserve account. As a result, any material adverse change in FCX's or McMoRan's financial condition or results of operations could materially and adversely affect the Royalty Trust and the underlying royalty trust units, if FCX requests and the Trustee consents, to reduce the $1.0 million reserve cash fund.

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

The downward pressure on oil and natural gas prices that began in mid-2014 has continued in 2016. During the third quarter of 2016, the New York Mercantile Exchange natural gas price fluctuated from a low of $2.52 per million British thermal units (MMBtu) to a high of $3.10 per MMBtu and the West Texas Intermediate (WTI) crude oil price ranged from a low of $39.19 per barrel to a high of $49.35 per barrel. On September 30, 2016, the spot prices for natural gas and crude oil were $2.91 per MMBtu and $48.24 per barrel, respectively. During the fourth quarter of 2016, oil prices have further decreased and the WTI crude oil price was $$44.07 per barrel on November 4, 2016. Any additional future production will be subject to uncertainties, many of which will be beyond McMoRan’s control, including the timing and flow rates associated with the initial production from discoveries, weather-related factors, shut-in or recompletion activities on any of the subject interests’ related properties or on third-party owned pipelines or facilities and the state of the financial and commodity markets. Any of these factors, among others, could materially adversely affect the Royalty Trust. For more information regarding risks associated with oil and gas production and commodity price fluctuations, see Part I, Item 1A. "Risk Factors" in the Royalty Trust's Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC.

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

(b) Changes in internal control over financial reporting. During the quarter ended September 30, 2016, there has been no change in the Royalty Trust's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Royalty Trust's internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of FCX.

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

Date: November 9, 2016

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