Form 10-K
period 2016-12-31
Gulf Coast Ultra Deep Royalty Trust
filed 2017-03-10
CIK 1565146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
☐ Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer (Do not check if a smaller reporting company) ☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The aggregate market value of royalty trust units held by non-affiliates of the registrant was $7.1 million on June 30, 2016.

On February 28, 2017, there were outstanding 230,172,696 royalty trust units representing beneficial interests in the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

Gulf Coast Ultra Deep Royalty Trust
Annual Report on Form 10-K for
the fiscal year ended December 31, 2016

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

Forward-looking statements are not guarantees or assurances of future performance and actual results may differ materially from those anticipated, projected or assumed in the forward-looking statements. Important factors that may cause actual results to differ materially from those anticipated by the forward-looking statements include, but are not limited to Freeport-McMoRan Inc.'s (FCX) future plans for its remaining oil and gas properties; the risk that the subject interests will not produce additional hydrocarbons; general economic and business conditions; variations in the market demand for, and prices of, oil and natural gas; drilling results; changes in oil and natural gas reserve expectations; the potential adoption of new governmental regulations; decisions by FCX or McMoRan not to develop the subject interests; any inability of FCX or McMoRan to develop the subject interests; damages to facilities resulting from natural disasters or accidents; fluctuations in the market price, volume and frequency of the trading market for the royalty trust units; and other factors described in Part I, Item 1A. “Risk Factors” of this Form 10-K.

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

References to “we,” “us,” and “our” refer to the Royalty Trust. References to “Notes” refer to the Notes to the Financial Statements included herein (refer to Part II, Item 8. "Financial Statements and Supplementary Data" of this Form 10-K). We have also provided a glossary of definitions for some of the oil and gas industry terms we use in this Form 10-K beginning on page 51.

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

FCX's oil and gas assets are held through its wholly owned subsidiary, FCX Oil & Gas LLC (FM O&G, formerly FCX Oil & Gas Inc.). As a result of the merger, MMR and McMoRan (MMR's wholly owned operating subsidiary) are both wholly owned subsidiaries of FM O&G.

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

No impairment charges were recorded during the year ended December 31, 2016. The Royalty Trust recorded impairment charges totaling $161.8 million during the year ended December 31, 2015. During 2015, the impairment charges included $101.0 million related to the offshore England and onshore Tortuga and Lineham Creek subject interests as McMoRan informed the Trustee that it did not plan to conduct further activities on these subject interests and intended to relinquish the related leases, and $60.8 million related to the onshore Highlander subject interest primarily as a result of declines in commodity prices and changes in McMoRan's operating and development plans. In the event on or before December 5, 2017, McMoRan acquires a leasehold interest covering the same area covered by a terminated lease, or acquires additional leasehold interests associated with any of the subject interests, such newly acquired leasehold interests will become part of the subject interests.

As described below, as of December 31, 2016, only the onshore Highlander subject interest had any reserves classified as proved, probable or possible and had established commercial production. During 2016 and the first quarter of 2017, FCX completed the sales of oil and gas properties which represented 94% of its total proved reserves as of December 31, 2015. Although none of these transactions impacted the subject interests, McMoRan has informed the Trustee that it has no plans to pursue, has relinquished, or has allowed to expire all subject interests except for the onshore Highlander subject interest. Additionally, McMoRan has informed the Trustee that it is unlikely to drill additional Inboard Lower Tertiary/Cretaceous wells at the current time, considering existing natural gas prices and the cost of drilling and completing these wells. McMoRan has also informed the Trustee that it intends to release substantially all of its interest in leases at the onshore Highlander subject interest outside the currently producing unit during 2017. Under the operating agreement applicable to these leases, McMoRan is obligated to offer its interest in any acreage it decides to release to its co-lessees free and clear of the overriding royalty interest.

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
As of December 31, 2016, FCX beneficially owned 27.1% of the outstanding royalty trust units. All information in this Form 10-K regarding the subject interests has been furnished to the Trustee by FCX and McMoRan. The reserve estimates have been prepared by independent petroleum engineers as described herein, based on information furnished by FM O&G.

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

The only assets of the Royalty Trust are the overriding royalty interests and the only investment activity the Trustee may engage in is the investment of cash on hand. Other than (a) its formation, (b) its receipt of contributions and loans from FCX for administrative and other expenses as provided for in the royalty trust agreement, (c) its payment of such administrative and other expenses, (d) its repayment of loans from FCX, (e) its receipt of the conveyance of the overriding royalty interests from McMoRan pursuant to the master conveyance, and (f) its receipt of royalties from McMoRan, the Royalty Trust has not conducted any activities. The Trustee has no involvement with, control over, or responsibility for, any aspect of any operations on or relating to the subject interests.

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

Pursuant to the royalty trust agreement, FCX has agreed to pay annual trust expenses up to a maximum amount of $350,000, with no right of repayment or interest due, to the extent the Royalty Trust lacks sufficient funds to pay administrative expenses. No such contributions were made during the year ended December 31, 2016. FCX contributed $350,000 to the Royalty Trust under this arrangement during the year ended December 31, 2015. In addition to such annual contributions, FCX has agreed to lend money, on an unsecured, interest-free basis, to the Royalty Trust to fund the Royalty Trust's ordinary administrative expenses as set forth in the royalty trust agreement. Since inception, FCX has loaned $650,000 to the Royalty Trust under this arrangement, $150,000 of which was repaid during the year ended December 31, 2016. All funds the Trustee borrows to cover expenses or liabilities, whether from FCX or from any other source, must be repaid before the Royalty Trust unitholders will receive any distributions.

Pursuant to the royalty trust agreement, FCX agreed to provide and maintain a $1.0 million stand-by reserve account or an equivalent letter of credit for the benefit of the Royalty Trust to enable the Trustee to draw on such reserve account or letter of credit to pay obligations of the Royalty Trust if its funds are inadequate to pay its obligations at any time. Currently, with the consent of the Trustee, FCX may reduce the reserve account or substitute a letter of credit with a different face amount for the original letter of credit or any substitute letter of credit. In connection with this arrangement, FCX has provided $1.0 million in the form of a reserve fund cash account to the Royalty Trust. As of December 31, 2016, the Royalty Trust had not drawn any funds from the reserve account, and FCX had not requested a reduction of such reserve account.

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

Distributions and Income Computations. Royalties received by the Royalty Trust must first be used to (i) satisfy Royalty Trust administrative expenses and (ii) reduce Royalty Trust indebtedness ($500,000 as of December 31, 2016). Additionally, the Trustee has implemented a minimum cash reserve requirement of $250,000. As a result, distributions would be paid to Royalty Trust unitholders only when the cumulative amount of royalties received less administrative expenses incurred and repayment of all indebtedness exceeds $250,000. Accordingly, to date there have been no distributions paid to Royalty Trust unitholders. Additionally, distributions are unlikely during 2017 and there can be no assurance that distributions will be made in subsequent years. The Royalty Trust's only other sources of liquidity are mandatory annual contributions, any loans and the required standby reserve account or letter of credit from FCX. As a result, any material adverse change in FCX's or McMoRan's financial condition or results of operations could materially and adversely affect the Royalty Trust and the underlying royalty trust units. Royalty Trust unitholders that own their royalty trust units on the close of business on the record date for each calendar quarter will receive a pro-rata distribution of the amount of the cash available for distribution generally 10 business days after the quarterly record date.
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

Periodic Reports. Within 45 days following the end of each of the first three fiscal quarters, and within 90 days following the end of each fiscal year, the Royalty Trust files a quarterly report on Form 10-Q, or annual report on Form 10-K, as appropriate, with the SEC.

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

THE SUBJECT INTERESTS

The subject interests consist of 20 specified Inboard Lower Tertiary/Cretaceous prospects (which have target depths generally greater than 18,000 feet total vertical depth) located in the shallow waters of the Gulf of Mexico and onshore in South Louisiana, one of which began commercial production in 2015, and the rest of which are exploration prospects. The offshore subject interests consist of the following exploration prospects: (1) Barataria; (2) Barbosa; (3) Blackbeard East; (4) Blackbeard West; (5) Blackbeard West #3; (6) Bonnet; (7) Calico Jack; (8) Captain Blood; (9) Davy Jones; (10) Davy Jones West; (11) Drake; (12) England; (13) Hook; (14) Hurricane; (15) Lafitte; (16) Morgan; and (17) Queen Anne's Revenge. The onshore subject interests consist of (1) Highlander; (2) Lineham Creek; and (3) Tortuga. Other than the onshore Highlander subject interest, which began commercial production on February 25, 2015, the onshore subject interests are exploration prospects. McMoRan does not own 100% of the estimated working interest associated with any of the subject interests. The overriding royalty interests in future production from the subject interests burden all of McMoRan's leasehold interests associated with such prospects as of December 5, 2012, and will burden any leasehold interests associated with such prospects that McMoRan acquires on or before December 5, 2017, up to the estimated working interests reflected in the master conveyance (subject to McMoRan's right to dispose of a portion of the working interests to a percentage not less than the estimated working interests reflected in the master conveyance). Each of the overriding royalty interests has been, or will be, proportionately reduced based on McMoRan's working interest to equal the product of 5% multiplied by a fraction, the numerator of which is the working interest held by McMoRan and its affiliates associated with the applicable subject interest (subject to a cap equal to McMoRan's estimated working interest (equal to the working interest McMoRan owns or expects to acquire and as reflected in the master conveyance) associated with each subject interest, on a prospect-by-prospect basis) and the denominator of which is 100%.

As of December 5, 2012, the date of the merger agreement, the subject interests comprised all of McMoRan's Inboard Lower Tertiary/Cretaceous exploration prospects. Additional Inboard Lower Tertiary/Cretaceous exploration prospects developed by McMoRan (other than those reflected below) will not be included in the subject interests. As of December 31, 2016, McMoRan had acquired working interests in additional Inboard Lower Tertiary/Cretaceous exploration prospects that are not part of the subject interests.

No impairment charges were recorded during the year ended December 31, 2016. The Royalty Trust recorded impairment charges totaling $161.8 million during the year ended December 31, 2015. During 2015, the impairment charges included $101.0 million related to the offshore England and onshore Tortuga and Lineham Creek subject interests as McMoRan informed the Trustee that it did not plan to conduct further activities on these subject interests and intended to relinquish the related leases, and $60.8 million related to the onshore Highlander subject interest primarily as a result of declines in commodity prices and changes in McMoRan's operating and development plans. In the event on or before December 5, 2017, McMoRan acquires a leasehold interest covering the same area covered by a terminated lease, or acquires additional leasehold interests associated with any of the subject interests, such newly acquired leasehold interests will become part of the subject interests.

As described below, as of December 31, 2016, only the onshore Highlander subject interest had any reserves classified as proved, probable or possible and had established commercial production. During 2016 and first quarter of 2017, FCX completed the sales of oil and gas properties which represented 94% of its total proved reserves as of December 31, 2015. Although none of these transactions impacted the subject interests, McMoRan has informed the Trustee that it has no plans to pursue, has relinquished, or has allowed to expire all subject interests except for the onshore Highlander subject interest. Additionally, McMoRan has informed the Trustee that it is unlikely to drill additional Inboard Lower Tertiary/Cretaceous wells at the current time, considering existing natural gas prices and the cost of drilling and completing these wells. McMoRan has also informed the Trustee that it intends to release substantially all of its interest in leases at the onshore Highlander subject interest outside the currently producing unit during 2017. Under the operating agreement applicable to these leases, McMoRan is obligated to offer its interest in any acreage it decides to release to its co-lessees free and clear of the overriding royalty interest.

Information regarding McMoRan's estimated working interest and the Royalty Trust's estimated overriding royalty interest for each subject interest as of December 31, 2016 is set forth below.

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

(d)    McMoRan has informed the Trustee that it intends to release substantially all of its interest in leases at the onshore Highlander subject interest outside the currently producing unit during 2017. Under the operating agreement applicable to these leases, McMoRan is obligated to offer its interest in any acreage it decides to release to its co-lessees free and clear of the overriding royalty interest.

Exploratory and Development Drilling. The following table provides the total number of wells that McMoRan drilled on the subject interests during the years ended December 31, 2016, 2015 and 2014. For the purpose of this table, the term “completed” refers to the installation of permanent equipment for the production of oil or natural gas or, in the case of a dry well, to reporting to the appropriate authority that the well has been abandoned.

	2016 (a)		2015 (b)		2014 (c)
	Gross	Net	Gross	Net	Gross	Net
Exploratory
Productive:
Oil	—	—	—	—	—	—
Gas	—	—	1	1	—	—
Dry	—	—	1	—	5	3
	—	—	2	1	5	3

Development
Productive:
Oil	—	—	—	—	—	—
Gas	—	—	—	—	—	—
Dry	—	—	—	—	—	—
	—	—	—	—	—	—
	—	—	2	1	5	3

(a)    There were no in-progress and/or suspended wells associated with the subject interests during the year ended December 31, 2016.

(b)    Includes the productive Highlander natural gas well, which began commercial production on February 25, 2015, and the dry Lineham Creek well. McMoRan has informed the Trustee that it does not plan to further develop the Lineham Creek well and has relinquished the related lease. Each of these two gross (one net) wells was drilled in prior years and completed in 2015. There were no in-progress and/or suspended wells associated with the subject interests at December 31, 2015.

(c)    Includes the Blackbeard East well whose lease unit expired on December 31, 2014, the Davy Jones No. 1 and Davy Jones No. 2 wells, both of which had unsuccessful flow test attempts, and the Blackbeard West No. 1 and Blackbeard West No. 2 wells, both of which had noncommercial results. Each of these five gross (three net) dry wells was drilled in prior years and completed in 2014. Excludes two gross (one net) in-progress wells associated with the subject interests at December 31, 2014.

During 2016 and the first quarter of 2017, FCX completed the sales of oil and gas properties which represented 94% of its total proved reserves as of December 31, 2015. Although none of these transactions impacted the subject interests, McMoRan has informed the Trustee that it has no plans to pursue, has relinquished, or has allowed to expire all subject interests except for the onshore Highlander subject interest. Additionally, McMoRan has informed the Trustee that it is unlikely to drill additional Inboard Lower Tertiary/Cretaceous wells at the current time, considering existing natural gas prices and the cost of drilling and completing these wells. McMoRan has also informed the Trustee that it intends to release substantially all of its interest in leases at the onshore Highlander subject interest outside the currently producing unit during 2017. Under the operating agreement applicable to these leases, McMoRan is obligated to offer its interest in any acreage it decides to release to its co-lessees free and clear of the overriding royalty interest.

The onshore Highlander subject interest began commercial production on February 25, 2015. Prior to this date there had been no commercial production of hydrocarbons from any of the subject interests. During the year ended December 31, 2016, the Royalty Trust received royalties of $835,963 from McMoRan related to 420,468 thousand cubic feet (Mcf) of natural gas production attributable to the onshore Highlander subject interest with average post-production expense costs of $0.25 per Mcf and an average receipt price of $2.24 per Mcf. During the year ended December 31, 2015, the Royalty Trust received royalties of $301,944 from McMoRan related to 131,225 Mcf of natural gas production attributable to the onshore Highlander subject interest with average post-production expense costs of $0.26 per Mcf and an average receipt price of $2.56 per Mcf.

Acreage. At December 31, 2016, McMoRan owned interests in approximately 190 oil and gas leases in the shallow waters of the Gulf of Mexico and onshore in South Louisiana, covering approximately 34,251 gross acres (19,422 acres net to McMoRan's interests) associated with the subject interests. Approximately 24% of those net acres associated with the subject interests are scheduled to expire between 2017 and 2019, unless a lease on such acreage is perpetuated by a lease holding operation. Whether or not McMoRan maintains the acreage scheduled to expire is determined by McMoRan's current and future plans, over which the Royalty Trust has no control. Additionally, McMoRan has informed the Trustee that it is unlikely to drill additional Inboard Lower Tertiary/Cretaceous wells at the current time, considering existing natural gas prices and the cost of drilling and completing these wells. McMoRan has also informed the Trustee that it intends to release substantially all of its interest in leases at the onshore Highlander subject interest outside the currently producing unit during 2017. Under the operating agreement applicable to these leases, McMoRan is obligated to offer its interest in any acreage it decides to release to its co-lessees free and clear of the overriding royalty interest.

The following table reflects the oil and gas acreage associated with the subject interests in which McMoRan owned rights to the related leases as of December 31, 2016.

	Developed		Undeveloped (a)
	Gross	Net	Gross	Net
	Acres	Acres	Acres	Acres
Offshore (federal waters)	—	—	23,403	11,912
Onshore South Louisiana	9,000	6,480	1,848	1,030
Total as of December 31, 2016	9,000	6,480	25,251	12,942
(a)    As a result of impairment charges recorded in 2015 and prior years, there is no carrying value associated with undeveloped acreage remaining at December 31, 2016.

The following table reflects changes in McMoRan's acreage associated with the subject interests during the year ended December 31, 2016.

	Gross Acres				Net Acres

	Offshore		Onshore		Offshore		Onshore
Total as of December 31, 2015	32,627		57,482		15,232		39,559
Lease expirations and other	9,224	(a)	46,634	(a)	3,320	(a)	32,049
Total as of December 31, 2016	23,403		10,848		11,912		7,510
(a)     Lease expirations and other is primarily related to the expiration or relinquishment of leases associated with the offshore England subject interest and the onshore Highlander, Lineham Creek and Tortuga subject interests during the year ended December 31, 2016, in addition to adjustments resulting from surveys and title examinations. McMoRan has informed the Trustee that it has no plans to pursue, has relinquished, or has allowed to expire all subject interests except for the onshore Highlander subject interest. Additionally, McMoRan has informed the Trustee that it is unlikely to drill additional Inboard Lower Tertiary/Cretaceous wells at the current time, considering existing natural gas prices and the cost of drilling and completing these wells. McMoRan has also informed the Trustee that it intends to release substantially all of its interest in leases at the onshore Highlander subject interest outside the currently producing unit during 2017. Under the operating agreement applicable to these leases, McMoRan is obligated to offer its interest in any acreage it decides to release to its co-lessees free and clear of the overriding royalty interest.
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

The internal reservoir engineering staff are supervised by FM O&G's Vice President of Engineering, who has 40 years of technical experience in petroleum engineering and reservoir evaluation and analysis. This individual directs the activities of its internal reservoir engineering staff for the internal reserve estimation process and also to provide the appropriate data to NSAI for the year-end oil and gas reserves estimation process. The preparation of proved oil and gas reserve estimates are completed in accordance with McMoRan's internal control procedures. These procedures, which are intended to ensure reliability of reserve estimations, include (i) the review and verification of historical production data, (ii) the review by FM O&G's Vice President of Engineering of annually reported proved reserves, including the review of significant reserve changes and new proved undeveloped reserves additions, (iii) the direct reporting responsibilities by FM O&G's Vice President of Engineering to FM O&G’s Executive Vice President of Operations, (iv) the verification of property ownership by McMoRan’s land department; and (v) none of McMoRan's employee’s compensation being tied to the amount of reserves reported.

Proved Reserves. Proved reserve volumes attributable to the subject interests have been determined in accordance with SEC guidelines, which require the use of an average price, calculated as the twelve-month historical average of the first-day-of-the-month historical reference price as adjusted for location and quality differentials, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions and the impact of derivatives. The reference price for reserve determination is the Henry Hub spot price for natural gas, which was $2.48 per million British thermal units (MMBtu) as of December 31, 2016. The price is held constant throughout the life of the property, except where such guidelines permit alternate treatment, including the use of fixed and determinable contractual escalations. In accordance with the guidelines, the average realized price used in McMoRan's reserve reports as of December 31, 2016, was $2.38 per Mcf of natural gas. All of the natural gas reserves attributable to the subject interests are located in the U.S. There were no oil reserves as of December 31, 2016.

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

Proved reserves represent quantities of oil and natural gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, and under existing economic conditions, operating methods and government regulations. The term “reasonable certainty” implies a high degree of confidence that the quantities of oil and natural gas actually recovered will equal or exceed the estimate. The following table presents estimated proved reserves attributable to the subject interests as of December 31, 2016:

Natural Gas
(MMcf)

Proved developed	944
Proved undeveloped	—
Total proved reserves	944

The following table reflects the present value of estimated future net cash flows before income taxes from the production and sale of estimated proved reserves attributable to the subject interests reconciled to the standardized measure of discounted net cash flows (standardized measure) at December 31, 2016.

Estimated undiscounted future net cash flows before income taxes	$1,895,400
Present value of estimated future net cash flows before income taxes (PV-10) (a), (b)	$1,729,800
Discounted future income taxes (c)	—
Standardized measure (See Note 8)	$1,729,800

(a)
In accordance with SEC guidelines, estimates of future net cash flows from proved reserves and the present value thereof are made using the twelve-month average of the first-day-of-the-month historical reference prices as adjusted for location and quality differentials. The reference price as of December 31, 2016, was $2.48 per MMBtu of natural gas. These prices are held constant throughout the life of the oil and natural gas properties, except where such guidelines permit alternate treatment, including the use of fixed and determinable contractual price escalations. In accordance with the guidelines, the average realized price used in the Royalty Trust reserve report as of December 31, 2016, was $2.38 per Mcf of natural gas. The Royalty Trust's reference prices are the Henry Hub spot price for natural gas.

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

Production and Productive Well Interests. As of December 31, 2016, only the onshore Highlander subject interest had established commercial production, which began on February 25, 2015. Prior to this date there had been no commercial production of hydrocarbons from any of the subject interests. During the year ended December 31, 2016, the Royalty Trust received royalties of $835,963 from McMoRan related to 420,468 Mcf of natural gas production attributable to the onshore Highlander subject interest with average post-production expense costs of $0.25 per Mcf and an average receipt price of $2.24 per Mcf. During the year ended December 31, 2015, the Royalty Trust received royalties of $301,944 from McMoRan related to 131,225 Mcf of natural gas production attributable to the onshore Highlander subject interest with average post-production expense costs of $0.26 per Mcf and an average receipt price of $2.56 per Mcf.

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

Federal Leases.  As of December 31, 2016, there are three offshore leases located in federal waters on the Gulf of Mexico’s outer continental shelf relating to the subject interests. McMoRan has informed the Trustee that it does not plan to develop or further develop any of the subject interests associated with these leases.

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

Climate Change. The EPA has published findings that emissions of carbon dioxide, methane and certain other greenhouse gases (GHGs) present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. Based on its findings, the EPA has adopted and implemented regulations under existing provisions of the Clean Air Act that could result in additional permitting requirements and conditions, including performance standards, to limit or reduce GHG emissions, including the possible installation of additional pollution control equipment and technology to address GHGs. These requirements may result in increased costs of oil and gas operations and could adversely affect McMoRan’s operations and restrict or delay its ability to obtain air permits for new or modified facilities that exceed GHG thresholds. The extent to which the EPA may promulgate additional regulations and requirements relating to GHG emissions, or possibly reduce or eliminate existing regulations and requirements, is unclear. Such uncertainty and the inability to predict levels of expenditures required to comply with GHG regulations and requirements could adversely affect McMoRan’s operations.
While Congress has from time to time considered legislation to reduce emissions of GHGs, there has not been significant activity in the form of adopted legislation to reduce GHG emissions at the federal level. As a result, efforts have been made at the state and regional levels to track and/or reduce GHG emissions by means of cap and trade programs that typically requires major sources of GHG emissions to acquire and surrender emission allowances in return for emitting those GHGs. The adoption of any legislation or regulations imposing reporting obligations on McMoRan equipment and operations, limiting emissions of GHGs from McMoRan equipment and operations, or requiring McMoRan to acquire emission allowances or credits, could require additional costs to be incurred by McMoRan or inhibit or delay operations or expansion efforts.
On an international level, the United States is one of almost 200 nations that agreed in December 2015 to an international climate change agreement in Paris, France that calls for countries to set their own GHG emissions targets and disclose the measures each country will use to achieve its GHG emissions targets. It is not possible at this time to predict how or when the United States might impose restrictions on GHGs as a result of the international climate change agreement, impose a national cap and trade or carbon tax program, or withdraw from the agreement. Any such legislation or regulatory programs could also increase the cost to the consumer, and thereby reduce demand for oil and natural gas.

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

The widely held fixed investment trust reporting requirements provide for the dissemination of trust tax information by the trustee to intermediaries who are ultimately responsible for reporting the investor-specific information through Form 1099 to the investors and the IRS. Every trustee or intermediary that is required to file a Form 1099 for a Royalty Trust unitholder must furnish a written tax information statement that is in support of the amounts as reported on the applicable Form 1099 to the Royalty Trust unitholder. In compliance with the reporting requirements of the Treasury regulations for non-mortgage widely held fixed investment trusts and the dissemination of Royalty Trust tax reporting information, the Trustee provides a generic tax information reporting booklet which is intended to be used only to assist Royalty Trust unitholders in the preparation of their 2016 federal and state income tax returns. This tax information booklet can be obtained at http://gultu.investorhq.businesswire.com/. Any generic tax information provided by the Trustee is intended to be used only to assist Royalty Trust unitholders in the preparation of their U.S. federal and state income tax returns.

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

The value of the royalty trust units is uncertain. As of March 6, 2017, only the onshore Highlander subject interest has any reserves classified as proved, probable or possible and has established commercial production.

The Royalty Trust's only assets and sources of income are the overriding royalty interests burdening the subject interests. The overriding royalty interests entitle the Royalty Trust to receive a portion of the proceeds derived from the sale of hydrocarbons associated with the subject interests, if any. As of March 6, 2017, only the onshore Highlander subject interest has any reserves classified as proved, probable or possible and has established commercial production. Since its inception through March 6, 2017, there have been no cash distributions to Royalty Trust unitholders. Other than the onshore Highlander subject interest, which is currently under development, the subject interests remain “exploration concepts.”

The Royalty Trust has no ability to direct or influence the exploration or development of the subject interests. In addition, neither FCX nor McMoRan is under any obligation to fund or to commit any resources to the exploration or development of the subject interests. During 2016 and the first quarter of 2017, FCX completed the sales of oil and gas properties which represented 94% of its total proved reserves as of December 31, 2015. Although none of these transactions impacted the subject interests, McMoRan has informed the Trustee that it has no plans to pursue, has relinquished, or has allowed to expire all subject interests except for the onshore Highlander subject interest. Additionally, McMoRan has informed the Trustee that it is unlikely to drill additional Inboard Lower Tertiary/Cretaceous wells at the current time, considering existing natural gas prices and the cost of drilling and completing these wells. McMoRan has also informed the Trustee that it intends to release substantially all of its interest in leases at the onshore Highlander subject interest outside the currently producing unit during 2017. Under the operating agreement applicable to these leases, McMoRan is obligated to offer its interest in any acreage it decides to release to its co-lessees free and clear of the overriding royalty interest.

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

Royalties received by the Royalty Trust must first be used to (i) satisfy Royalty Trust administrative expenses and (ii) reduce Royalty Trust indebtedness ($500,000 as of December 31, 2016). Additionally, the Trustee has implemented a minimum cash reserve requirement of $250,000. As a result, distributions would be paid to Royalty Trust unitholders only when the cumulative amount of royalties received less administrative expenses incurred and repayment of all indebtedness exceeds $250,000. Accordingly, to date there have been no distributions paid to Royalty Trust unitholders. Additionally, distributions are unlikely during 2017 and there can be no assurance that distributions will be made in subsequent years. The Royalty Trust's only other sources of liquidity are mandatory annual contributions, any loans and the required standby reserve account or letter of credit from FCX. As a result, any material adverse change in FCX's or McMoRan's financial condition or results of operations could materially and adversely affect the Royalty Trust and the underlying royalty trust units.

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

The downward pressure on oil and natural gas prices that began in mid-2014 has continued in 2016 and 2017. During 2016, the New York Mercantile Exchange (NYMEX) natural gas price fluctuated from a low of $1.61 per MMBtu to a high of $3.99 per MMBtu and the West Texas Intermediate (WTI) crude oil price ranged from a low of $26.05 per barrel to a high of $54.51 per barrel. During the first quarter of 2017, natural gas prices declined from year end 2016 and on March 6, 2017, the NYMEX natural gas price was $2.90 per MMBtu. On March 6, 2017, the WTI crude oil price per barrel was $53.20. Royalties that the Royalty Trust receives from its share of production will be reduced as a result of lower oil and natural gas prices. As a result, future distributions, if any, from the Royalty Trust to its unitholders could be reduced or discontinued. In addition, lower oil and natural gas prices reduce the likelihood that the subject interests will be developed or that any oil or natural gas discovered will be economic to produce. Lower oil and natural gas prices could make it more likely that additional leases in the undeveloped acreage will expire at the end of their respective primary terms as a result of the failure to establish production from such leasehold acreage in commercially paying quantities prior to such date. The sharp decline in oil prices beginning in the fourth quarter of 2014 and continuing through 2015 was a contributing factor to the impairment charges totaling $161.8 million recorded during the year ended December 31, 2015. Additionally, McMoRan has informed the Trustee that it is unlikely to drill additional Inboard Lower Tertiary/Cretaceous wells at the current time, considering existing natural gas prices and the cost of drilling and completing these wells. Refer to Note 3 for further discussion of these impairment charges. The volatility of energy prices reduces the accuracy of estimates of future cash distributions to the Royalty Trust unitholders and could affect the value of the royalty trust units.

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

During 2016, the Royalty Trust did not demonstrate compliance with the minimum bid price requirement of the QTCQX U.S. tier of the over-the-counter, or OTC, markets (OTCQX U.S.), and as such, on October 21, 2016, the royalty trust units moved from the OTCQX U.S. to the OTC Pink tier of the OTC markets. The OTC Pink is a significantly more limited market than the national securities exchanges, which could adversely affect the market price, trading volume, liquidity and resale price of the royalty trust units.

    Although the royalty trust units are currently quoted on the OTC Pink, an active market in the royalty trust units may not continue at present levels or increase in the future. In addition, securities that trade on the OTC Pink experience more volatility compared to securities that trade on a national securities exchange. This volatility may be caused by a variety of factors, including the lack of readily available price quotations, the absence of consistent administrative supervision of bid and ask quotations, lower trading volumes, and market conditions.

Because there is a limited public market for the royalty trust units, the market price and trading volume of the royalty trust units may be volatile.

Additionally, the royalty trust units could become subject to the SEC’s “penny stock” regulations. The SEC defines a “penny stock” as any equity security that has a market price of less than $5.00 per share subject to certain exceptions, including securities of issuers with net tangible assets in excess of $2.0 million that have been in continuous operation for at least three years. The Royalty Trust had approximately $5.0 million in net tangible assets at December 31, 2016. If the royalty trust units become subject to the SEC’s penny stock regulations, brokers may be less willing to execute transactions in the royalty trust units as a result of the requirements imposed by these regulations, which could further limit the liquidity of the royalty trust units. The closing bid price for the royalty trust units was $0.12 on March 6, 2017.

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

The Royalty Trust is dependent on FCX for funding unless royalty income from production on the subject interests is sufficient to cover the Royalty Trust's administrative expenses.

Pursuant to the royalty trust agreement, FCX has agreed to pay annual trust expenses up to a maximum amount of $350,000, with no right of repayment or interest due, to the extent the Royalty Trust lacks sufficient funds to pay administrative expenses. The onshore Highlander subject interest began commercial production on February 25, 2015, and royalty payments received by the Royalty Trust in the year ended December 31, 2016, were sufficient to cover its administrative expenses. Therefore, FCX did not contribute any money to the Royalty Trust under this arrangement during the year ended December 31, 2016. During the year ended December 31, 2015, FCX contributed $350,000 to the Royalty Trust under this arrangement. In addition to such annual contributions, FCX has agreed to lend money, on an unsecured, interest-free basis, to the Royalty Trust to fund the Royalty Trust's ordinary administrative expenses as set forth in the royalty trust agreement. Since inception, FCX has loaned $650,000 to the Royalty Trust under this arrangement, $150,000 of which was repaid during the year ended December 31, 2016. All funds the Trustee borrows to cover expenses or liabilities, whether from FCX or from any other source, must be repaid before the Royalty Trust unitholders will receive any distributions.

Pursuant to the royalty trust agreement, FCX agreed to provide and maintain a $1.0 million stand-by reserve account or an equivalent letter of credit for the benefit of the Royalty Trust to enable the Trustee to draw on such reserve account or letter of credit to pay obligations of the Royalty Trust if its funds are inadequate to pay its obligations at any time. Currently, with the consent of the Trustee, FCX may reduce the reserve account or substitute a letter of credit with a different face amount for the original letter of credit or any substitute letter of credit. In connection with this arrangement, FCX has provided $1.0 million in the form of a reserve fund cash account to the Royalty Trust. As of December 31, 2016, the Royalty Trust had not drawn any funds from the reserve account, and FCX had not requested a reduction of such reserve account. If FCX requested and the Royalty Trust consented to reduce the current $1.0 million reserve cash fund, the Royalty Trust's ability to fund ongoing administrative expenses could be adversely affected.

Additionally, if any material adverse change in FCX's or McMoRan's financial condition or results of operations resulting in McMoRan not funding the exploration and development of the subject interests occurs, or if for any other reason sufficient production from the subject interests in commercial quantities is not achieved or maintained, Royalty Trust unitholders will not realize any value from their investment in the royalty trust units.

FCX's interests and the interests of the Royalty Trust unitholders may not always be aligned.

Because of FCX's focus on its copper resources, FCX's interests and the interests of the Royalty Trust unitholders are not completely aligned. For example, in setting budgets for development and production expenditures for FCX's properties, including the subject interests, FCX may make decisions that could adversely affect future production from the subject interests. Additionally, during 2016 and the first quarter of 2017, FCX completed the sales of oil and gas properties which represented 94% of its total proved reserves as of December 31, 2015. Although none of these transactions impacted the subject interests, McMoRan has informed the Trustee that it has no plans to pursue, has relinquished, or has allowed to expire all subject interests except for the onshore Highlander subject interest. McMoRan has also informed the Trustee that it is unlikely to drill additional Inboard Lower Tertiary/Cretaceous wells at the current time, considering existing natural gas prices and the cost of drilling and completing these wells. McMoRan has further informed the Trustee that it intends to release substantially all of its interest in leases at the onshore Highlander subject interest outside the currently producing unit during 2017. Under the operating agreement applicable to these leases, McMoRan is obligated to offer its interest in any acreage it decides to release to its co-lessees free and clear of the overriding royalty interest.

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

During 2016 and the first quarter of 2017, FCX completed the sales of oil and gas properties which represented 94% of its total proved reserves as of December 31, 2015. Although none of these transactions impacted the subject interests, McMoRan has informed the Trustee that it has no plans to pursue, has relinquished, or has allowed to expire all subject interests except for the onshore Highlander subject interest. Additionally, McMoRan has informed the Trustee that it is unlikely to drill additional Inboard Lower Tertiary/Cretaceous wells at the current time, considering existing natural gas prices and the cost of drilling and completing these wells. McMoRan has also informed the Trustee that it intends to release substantially all of its interest in leases at the onshore Highlander subject interest outside the currently producing unit during 2017. Under the operating agreement applicable to these leases, McMoRan is obligated to offer its interest in any acreage it decides to release to its co-lessees free and clear of the overriding royalty interest.

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
FCX holds an aggregate of 62,286,299 royalty trust units, representing approximately 27.1% of the outstanding royalty trust units. FCX may sell royalty trust units in the public or private markets. Any such sales would be highly likely to have a material adverse effect on the trading price of the royalty trust units. A small number of other unitholders also hold significant percentages of the outstanding royalty trust units, and sales by such holders could also have a material adverse effect on the trading price of the royalty trust units. See Part III, Item 12. "Security Ownership of Certain Beneficial Owners and Management and Related Royalty Trust Unitholder Matters" of this Form 10-K.
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

PART II

Item 5. Market for Registrant's Royalty Trust Units, Related Royalty Trust Unitholder Matters and Issuer Purchases of Royalty Trust Units

The royalty trust units are quoted on the OTC Pink tier of the over-the-counter, or OTC, markets under the symbol "GULTU". From October 16, 2015 to October 20, 2016, the royalty trust units were quoted on the OTCQX U.S. tier of the OTC markets (the OTCQX U.S.) under the symbol "GULTU". From June 2, 2014 to October 15, 2015, the royalty trust units were traded on The NASDAQ Capital Market under the symbol “GULTU”. From October 10, 2013 to June 1, 2014, the royalty trust units were quoted on the OTCQX U.S. under the symbol “GULTU”. For information regarding the OTC Pink and fluctuations in the market price and trading volume of the royalty trust units, see Part I, Item 1A. "Risk Factors" of this Form 10-K. For information regarding the transfer of the royalty trust units from the OTCQX U.S. to the OTC Pink, see Part II, Item 7. "Trustee's Discussion and Analysis of Financial Condition and Results of Operations - Overview" of this Form 10-K.

The following table shows the high and low sales/bid prices, as applicable, per royalty trust unit as reported on the OTC Pink, the OTCQX U.S. and The NASDAQ Capital Market for the periods indicated. Quotations on the OTC Pink and the OTCQX U.S. reflect bid and ask quotations, may reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions. To date, no distributions have been made to Royalty Trust unitholders. For more information on future distributions to Royalty Trust unitholders, see Part I, Item 1A. "Risk Factors" and Part II, Item 7. "Trustee's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" of this Form 10-K.

	2016		2015
	High	Low	High	Low
First Quarter	$0.17	$0.08	$1.36	$0.66
Second Quarter	$0.14	$0.05	$0.97	$0.66
Third Quarter	$0.11	$0.06	$0.79	$0.27
Fourth Quarter	$0.17	$0.03	$0.35	$0.13

As of February 28, 2017, there were 230,172,696 royalty trust units outstanding and 5,331 Royalty Trust unitholders of record.

Recent Sales of Unregistered Securities and Royalty Trust Unitholder Matters
There were no equity securities sold by the Royalty Trust during the year ended December 31, 2016. At December 31, 2016, FCX, through its wholly owned subsidiary McMoRan, held 62,286,299 royalty trust units. FCX is currently the largest holder of royalty trust units with approximately 27.1% of the outstanding royalty trust units.

Securities Authorized for Issuance Under Equity Compensation Plans
None.

Purchases of Royalty Trust Units by the Issuer and Affiliated Purchasers
None.

Item 7. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

You should read the following discussion in conjunction with Part II, Item 8. “Financial Statements and Supplementary Data” and Part I, Items 1. and 2. “Business and Properties” of this Form 10-K. The results of operations reported and summarized below are not necessarily indicative of future operating results. Unless otherwise specified, all references to “Notes” refer to Notes to Financial Statements located in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K. A glossary of definitions for some of the oil and gas industry terms used in this Form 10-K is provided beginning on page 51. Additionally, please refer to the section above entitled “Forward-Looking Statements" in this Form 10-K. The information below has been furnished to the Trustee by Freeport-McMoRan Inc. (FCX) and FCX's indirect wholly owned subsidiary, McMoRan Oil & Gas LLC (McMoRan).

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

FCX's oil and gas assets are held through its wholly owned subsidiary, FCX Oil & Gas LLC. (FM O&G, formerly FCX Oil & Gas Inc.). As a result of the merger, MMR and McMoRan (MMR's wholly owned operating subsidiary) are both wholly owned subsidiaries of FM O&G.

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

In connection with the merger, on June 3, 2013, (1) FCX, as depositor, McMoRan, as grantor, the Trustee and the Delaware Trustee entered into the amended and restated royalty trust agreement to govern the Royalty Trust and the respective rights and obligations of FCX, the Trustee, the Delaware Trustee, and the Royalty Trust unitholders with respect to the Royalty Trust (the royalty trust agreement); and (2) McMoRan, as grantor, and the Royalty Trust, as grantee, entered into the master conveyance of overriding royalty interests (the master conveyance) pursuant to which McMoRan conveyed to the Royalty Trust the overriding royalty interests in future production from the subject interests. Other than (a) its formation, (b) its receipt of contributions and loans from FCX for administrative and other expenses as provided for in the royalty trust agreement, (c) its payment of such administrative and other expenses, (d) its repayment of loans from FCX, (e) its receipt of the conveyance of the overriding royalty interests from McMoRan pursuant to the master conveyance, and (f) its receipt of royalties from McMoRan, the Royalty Trust has not conducted any activities. The Trustee has no involvement with, control over, or responsibility for, any aspect of any operations on or relating to the subject interests.

McMoRan previously informed the Trustee that since 2008, McMoRan's Inboard Lower Tertiary/Cretaceous drilling activities (below the salt weld, i.e., the listric fault) have confirmed McMoRan's belief relating to its geologic model and the highly prospective nature of this geologic trend. McMoRan believes that data from nine Inboard Lower Tertiary/Cretaceous wells drilled to date indicate the presence of geologic formations that are analogous to productive formations in the Deepwater Gulf of Mexico and onshore in the Gulf Coast region. Eight of these wells were included in the subject interests, along with additional exploration prospects that will also be burdened by the overriding royalty interests. During 2016 and the first quarter of 2017, FCX completed the sales of oil and gas properties which represented 94% of its total proved reserves as of December 31, 2015. Although none of these transactions impacted the subject interests, McMoRan has informed the Trustee that it has no plans to pursue, has relinquished, or has allowed to expire all subject interests except for the onshore Highlander subject interest. Additionally, McMoRan has informed the Trustee that it is unlikely to drill additional Inboard Lower Tertiary/Cretaceous wells at the current time, considering existing natural gas prices and the cost of drilling and completing these wells. McMoRan has also informed the Trustee that it intends to release substantially all of its interest in leases at the onshore Highlander subject interest outside the currently producing unit during 2017. Under the operating agreement applicable to these leases, McMoRan is obligated to offer its interest in any acreage it decides to release to its co-lessees free and clear of the overriding royalty interest.

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

On April 19, 2016, the Royalty Trust received a letter from the OTC Markets Group Inc. notifying the Royalty Trust that, because the bid price of the royalty trust units had closed below $0.10 per unit for more than 30 consecutive calendar days, the Royalty Trust no longer met the Standards for Continued Qualification for the OTCQX U.S. tier of the over-the-counter, or OTC, markets set forth in Section 3.2b of the OTCQX Rules for U.S. Companies.
In accordance with Section 3.2b in the OTCQX Rules for U.S. Companies, the Royalty Trust had a period of 180 calendar days, or until October 17, 2016, in which to regain compliance with the minimum bid price requirement of the OTCQX U.S. In order to regain compliance, the bid price of the royalty trust units was required to close at or above $0.10 per unit for a minimum of ten consecutive trading days during this 180-day period. The Royalty Trust did not demonstrate compliance with the minimum bid price requirement by October 17, 2016, and as such, on October 21, 2016, the royalty trust units moved from the OTCQX U.S. to the OTC Pink tier of the OTC markets, which could adversely affect the market price, trading volume, liquidity and resale price of the royalty trust units. The closing bid price for the royalty trust units was $0.12 on March 6, 2017. For information regarding the OTC Pink, see Part I, Item IA. "Risk Factors" of this Form 10-K.

North American Natural Gas and Crude Oil Market Prices

Market prices for natural gas and crude oil can fluctuate significantly. During the period from January 2007 through March 6, 2017, the NYMEX natural gas price fluctuated from a low of $1.61 per MMBtu in 2016 to a high of $13.69 per MMBtu in 2008 and the WTI crude oil price ranged from a low of $26.05 per barrel in 2016 to a high of $147.27 per barrel in 2008. The downward pressure on oil and natural gas prices that began in mid-2014 has continued in 2016 and 2017. During 2016, the NYMEX natural gas price fluctuated from a low of $1.61 per MMBtu to a high of $3.99 per MMBtu and the WTI crude oil price ranged from a low of $26.05 per barrel to a high of $54.51 per barrel. On December 31, 2016, the NYMEX natural gas price was $3.72 per MMBtu and the WTI crude oil price was $53.72 per barrel. During the first quarter of 2017, natural gas prices have declined from year end 2016 and on March 6, 2017, the NYMEX natural gas price was $2.90 per MMBtu. On March 6, 2017, the WTI crude oil price per barrel was $53.20. Crude oil and natural gas prices are affected by numerous factors beyond McMoRan's control as described further in Part I, Item 1A. "Risk Factors" of this Form 10-K. The following graph presents the NYMEX natural gas prices and the WTI crude oil prices from January 2007 through March 6, 2017.

OPERATIONAL ACTIVITIES

Oil and Gas Activities
For additional information regarding McMoRan’s current oil and gas activities in relation to the subject interests, see Part I, Items 1. and 2. “Business and Properties - The Subject Interests - Exploratory and Development Drilling” and Part I, Item 1A. “Risk Factors” of this Form 10-K.

Production
The onshore Highlander subject interest began commercial production on February 25, 2015. During the year ended December 31, 2016, the Royalty Trust received royalties of $835,963 from McMoRan related to 420,468 Mcf of natural gas production attributable to the onshore Highlander subject interest with average post-production expense costs of $0.25 per Mcf and an average receipt price of $2.24 per Mcf. During the year ended December 31, 2015, the Royalty Trust received royalties of $301,944 from McMoRan related to 131,225 Mcf of natural gas production attributable to the onshore Highlander subject interest with average post-production expense costs of $0.26 per Mcf and an average receipt price of $2.56 per Mcf. Prior to this date there had been no commercial production of hydrocarbons from any of the subject interests.

Acreage Position
For information regarding McMoRan’s acreage position, see Part I, Items 1. and 2. “Business and Properties - The Subject Interests - Acreage” of this Form 10-K.

RESULTS OF OPERATIONS

Royalty Income. As of December 31, 2016, only the onshore Highlander subject interest had established commercial production. In accordance with the master conveyance, in the second quarter of 2015, the Royalty Trust began receiving royalties from McMoRan. For the years ended December 31, 2016 and 2015, the Royalty Trust received royalties from McMoRan of $835,963 and $301,944 resulting from the onshore Highlander subject interest's production. Increased royalties for 2016 as compared to 2015 resulted from higher volumes produced as a result of a full year of production related royalties received in 2016 compared to nine months of production related royalties received in 2015, as well as the installation of additional processing facilities during fourth quarter of 2015 to accommodate higher flow rates from the Highlander well.

Administrative Expenses. For the years ended December 31, 2016 and 2015, the Royalty Trust paid administrative expenses of $601,428 and $616,343. Administrative expenses, which consisted primarily of audit, legal and trustee expenses incurred in connection with the administration of the Royalty Trust, were slightly higher in 2015 as compared to 2016 primarily due to timing of payments, which are recorded in accordance with the modified cash basis of accounting.

LIQUIDITY AND CAPITAL RESOURCES

Pursuant to the royalty trust agreement, FCX has agreed to pay annual trust expenses up to a maximum amount of $350,000, with no right of repayment or interest due, to the extent the Royalty Trust lacks sufficient funds to pay administrative expenses. No such contributions were made during the year ended December 31, 2016. FCX contributed $350,000 to the Royalty Trust under this arrangement during the year ended December 31, 2015. In addition to such annual contributions, FCX has agreed to lend money, on an unsecured, interest-free basis, to the Royalty Trust to fund the Royalty Trust's ordinary administrative expenses as set forth in the royalty trust agreement. Since inception, FCX has loaned $650,000 to the Royalty Trust under this arrangement, $150,000 of which was repaid during the year ended December 31, 2016. All funds the Trustee borrows to cover expenses or liabilities, whether from FCX or from any other source, must be repaid before the Royalty Trust unitholders will receive any distributions.

Pursuant to the royalty trust agreement, FCX agreed to provide and maintain a $1.0 million stand-by reserve account or an equivalent letter of credit for the benefit of the Royalty Trust to enable the Trustee to draw on such reserve account or letter of credit to pay obligations of the Royalty Trust if its funds are inadequate to pay its obligations at any time. Currently, with the consent of the Trustee, FCX may reduce the reserve account or substitute a letter of credit with a different face amount for the original letter of credit or any substitute letter of credit. In connection with this arrangement, FCX has provided $1.0 million in the form of a reserve fund cash account to the Royalty Trust. As of December 31, 2016, the Royalty Trust had not drawn any funds from the reserve account, and FCX had not requested a reduction of such reserve account.

As of December 31, 2016, only the onshore Highlander subject interest had established commercial production. Royalties are paid to the Royalty Trust on the last day of the month following the month in which production payments are received by McMoRan in accordance with the terms of the master conveyance. In accordance with the master conveyance, the Royalty Trust received royalties from McMoRan of $835,963 and $301,944 during the years ended December 31, 2016 and 2015, resulting from the onshore Highlander subject interest's production.

Royalties received by the Royalty Trust must first be used to (i) satisfy Royalty Trust administrative expenses and (ii) reduce Royalty Trust indebtedness ($500,000 as of December 31, 2016). Additionally, the Trustee has implemented a minimum cash reserve requirement of $250,000. As a result, distributions would be paid to Royalty Trust unitholders only when the cumulative amount of royalties received less administrative expenses incurred and repayment of all indebtedness exceeds $250,000. Accordingly, to date there have been no distributions paid to Royalty Trust unitholders. Additionally, distributions are unlikely during 2017 and there can be no assurance that distributions will be made in subsequent years. The Royalty Trust's only other sources of liquidity are mandatory annual contributions, any loans and the required standby reserve account or letter of credit from FCX. As a result, any material adverse change in FCX's or McMoRan's financial condition or results of operations could materially and adversely affect the Royalty Trust and the underlying royalty trust units. See Part I, Item 1A. “Risk Factors” of this Form 10-K for more information.

OFF- BALANCE SHEET ARRANGEMENTS

The Royalty Trust has no off-balance sheet arrangements. The Royalty Trust has not guaranteed the debt of any other party, nor does the Royalty Trust have any other arrangements or relationships with other entities that could potentially result in unconsolidated debt, losses or contingent obligations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The financial statements of the Royalty Trust are prepared on the modified cash basis of accounting and are not intended to present the Royalty Trust’s financial position and results of operations in conformity with U.S. generally accepted accounting principles (GAAP). This other comprehensive basis of accounting corresponds to the accounting permitted for royalty trusts by the SEC. There has been no distributable income paid or due to the Royalty Trust unitholders from inception through December 31, 2016.

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

No impairment charges were recorded during the year ended December 31, 2016. The Royalty Trust recorded impairment charges totaling $161.8 million during the year ended December 31, 2015. During 2015, the impairment charges included $101.0 million related to the offshore England and onshore Tortuga and Lineham Creek subject interests as McMoRan informed the Trustee that it did not plan to conduct further activities on these subject interests and intended to relinquish the related leases, and $60.8 million related to the onshore Highlander subject interest primarily as a result of declines in commodity prices and changes in McMoRan's operating and development plans. In the event on or before December 5, 2017, McMoRan acquires a leasehold interest covering the same area covered by a terminated lease, or acquires additional leasehold interests associated with any of the subject interests, such newly acquired leasehold interests will become part of the subject interests.

NEW ACCOUNTING STANDARDS

The Royalty Trust does not expect recently issued accounting standards to have a significant impact on its future financial statements and disclosures.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE TRUSTEE AND HOLDERS OF ROYALTY TRUST UNITS
OF GULF COAST ULTRA DEEP ROYALTY TRUST:

We have audited the accompanying statements of assets, liabilities and trust corpus of Gulf Coast Ultra Deep Royalty Trust (the Royalty Trust) as of December 31, 2016 and 2015, and the related statements of distributable income and changes in trust corpus for each of the two years in the period ended December 31, 2016. These financial statements are the responsibility of The Bank of New York Mellon Trust Company, N.A., as the Royalty Trust’s trustee (the Trustee). Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and trust corpus of the Royalty Trust at December 31, 2016 and 2015, and the distributable income and changes in trust corpus for each of the two years in the period ended December 31, 2016, in conformity with the modified cash basis of accounting described in Note 1.

/s/ Ernst & Young LLP

Houston, Texas
March 10, 2017

GULF COAST ULTRA DEEP ROYALTY TRUST
STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	December 31,
	2016	2015
ASSETS
Operating cash	$261,537	$176,074
Reserve fund cash	1,001,656	1,000,052
Overriding royalty interests in subject interests, net	3,745,893	6,085,310
Total assets	$5,009,086	$7,261,436

LIABILITIES AND TRUST CORPUS
Reserve fund liability	$1,001,656	$1,000,052
Loan payable to Freeport-McMoRan Inc. (FCX)	500,000	650,000
Trust corpus (230,172,696 royalty trust units authorized, issued and outstanding as of December 31, 2016 and 2015)	3,507,430	5,611,384
Total liabilities and trust corpus	$5,009,086	$7,261,436

The accompanying notes are an integral part of these financial statements.

GULF COAST ULTRA DEEP ROYALTY TRUST
STATEMENTS OF DISTRIBUTABLE INCOME

	Years Ended December 31,
	2016	2015

Royalty income	$835,963	$301,944
Interest income and other	928	1
Administrative expenses	(601,428)	(616,343)
Income in excess of administrative expenses (administrative expenses in excess of income)	$235,463	$(314,398)

Distributable income	$—	$—

Distributable income per royalty trust unit	$—	$—
Royalty trust units outstanding at end of year	230,172,696	230,172,696

The accompanying notes are an integral part of these financial statements.

GULF COAST ULTRA DEEP ROYALTY TRUST
STATEMENTS OF CHANGES IN TRUST CORPUS

	Years Ended December 31,
	2016	2015

Trust corpus, beginning of period	$5,611,384	$168,058,172
Trust contributions	—	350,000
Amortization of overriding royalty interests in subject interests	(2,339,417)	(671,390)
Impairment of subject interests	—	(161,811,000)
Income in excess of administrative expenses (administrative expenses in excess of income)	235,463	(314,398)
Overriding royalty interests in subject interests	—	—
Trust corpus, end of period	$3,507,430	$5,611,384

The accompanying notes are an integral part of these financial statements.

GULF COAST ULTRA DEEP ROYALTY TRUST
NOTES TO FINANCIAL STATEMENTS

1 . SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The financial statements of Gulf Coast Ultra Deep Royalty Trust (the Royalty Trust) are prepared on the modified cash basis of accounting and are not intended to present the Royalty Trust’s financial position and results of operations in conformity with United States (U.S.) generally accepted accounting principles (GAAP). This other comprehensive basis of accounting corresponds to the accounting permitted for royalty trusts by the U.S. Securities and Exchange Commission (SEC), as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts. There has been no distributable income paid or due to the Royalty Trust unitholders from inception (defined in Note 2) through December 31, 2016.

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

For the years ended December 31, 2016 and 2015, the Royalty Trust paid administrative expenses of $601,428 and $616,343. Administrative expenses, which consisted primarily of audit, legal and trustee expenses incurred in connection with the administration of the Royalty Trust, were slightly higher in 2015 as compared to 2016 primarily due to timing of payments, which are recorded in accordance with the modified cash basis of accounting.

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

FCX's oil and gas assets are held through its wholly owned subsidiary, FCX Oil & Gas LLC (FM O&G, formerly FCX Oil & Gas Inc.). As a result of the merger, MMR and McMoRan Oil & Gas LLC (McMoRan), MMR's wholly owned operating subsidiary, are both wholly owned subsidiaries of FM O&G.

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

In connection with the merger, on June 3, 2013, (1) FCX, as depositor, McMoRan, as grantor, the Trustee and the Delaware Trustee entered into the amended and restated royalty trust agreement to govern the Royalty Trust and the respective rights and obligations of FCX, the Trustee, the Delaware Trustee, and the Royalty Trust unitholders with respect to the Royalty Trust (the royalty trust agreement); and (2) McMoRan, as grantor, and the Royalty Trust, as grantee, entered into the master conveyance of overriding royalty interests (the master conveyance) pursuant to which McMoRan conveyed to the Royalty Trust the overriding royalty interests in future production from the subject interests. Other than (a) its formation, (b) its receipt of contributions and loans from FCX for administrative and other expenses as provided for in the royalty trust agreement, (c) its payment of such administrative and other expenses, (d) its repayment of loans from FCX, (e) its receipt of the conveyance of the overriding royalty interests from McMoRan pursuant to the master conveyance, and (f) its receipt of royalties from McMoRan, the Royalty Trust has not conducted any activities.

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

The subject interests consist of 20 specified Inboard Lower Tertiary/Cretaceous prospects (which have target depths generally greater than 18,000 feet total vertical depth) located in the shallow waters of the Gulf of Mexico and onshore in South Louisiana, one of which began commercial production in 2015, and the rest of which are exploration prospects. The offshore subject interests consist of the following exploration prospects: (1) Barataria; (2) Barbosa; (3) Blackbeard East; (4) Blackbeard West; (5) Blackbeard West #3; (6) Bonnet; (7) Calico Jack; (8) Captain Blood; (9) Davy Jones; (10) Davy Jones West; (11) Drake; (12) England; (13) Hook; (14) Hurricane; (15) Lafitte; (16) Morgan; and (17) Queen Anne's Revenge. The onshore subject interests consist of (1) Highlander; (2) Lineham Creek; and (3) Tortuga. Other than the onshore Highlander subject interest, which began commercial production on February 25, 2015, the onshore subject interests are exploration prospects. McMoRan does not own 100% of the estimated working interest associated with any of the subject interests. The overriding royalty interests in future production from the subject interests burden all of McMoRan's leasehold interests associated with such prospects as of December 5, 2012, and will burden any leasehold interests associated with such prospects that McMoRan acquires on or before December 5, 2017, up to the estimated working interests reflected in the master conveyance (subject to McMoRan's right to dispose of a portion of the working interests to a percentage not less than the estimated working interests reflected in the master conveyance). Each of the overriding royalty interests has been, or will be, proportionately reduced based on McMoRan's working interest to equal the product of 5% multiplied by a fraction, the numerator of which is the working interest held by McMoRan and its affiliates associated with the applicable subject interest (subject to a cap equal to McMoRan's estimated working interest (equal to the working interest McMoRan owns or expects to acquire and as reflected in the master conveyance) associated with each subject interest, on a prospect-by-prospect basis) and the denominator of which is 100%.

As of December 5, 2012, the date of the merger agreement, the subject interests comprised all of McMoRan's Inboard Lower Tertiary/Cretaceous exploration prospects. Additional Inboard Lower Tertiary/Cretaceous exploration prospects developed by McMoRan (other than those reflected below) will not be included in the subject interests. As of December 31, 2016, McMoRan had acquired working interests in additional Inboard Lower Tertiary/Cretaceous exploration prospects that are not part of the subject interests.

No impairment charges were recorded during the year ended December 31, 2016. The Royalty Trust recorded impairment charges totaling $161.8 million during the year ended December 31, 2015. During 2015, the impairment charges included $101.0 million related to the offshore England and onshore Tortuga and Lineham Creek subject interests as McMoRan informed the Trustee that it did not plan to conduct further activities on these subject interests and intended to relinquish the related leases, and $60.8 million related to the onshore Highlander subject interest primarily as a result of declines in commodity prices and changes in McMoRan's operating and development plans. In the event on or before December 5, 2017, McMoRan acquires a leasehold interest covering the same area covered by a terminated lease, or acquires additional leasehold interests associated with any of the subject interests, such newly acquired leasehold interests will become part of the subject interests.

The onshore Highlander subject interest began commercial production on February 25, 2015. Prior to this date there had been no commercial production of hydrocarbons from any of the subject interests. An amortization charge related to production volumes associated with the onshore Highlander subject interest reduced the carrying value of the overriding royalty interests in the subject interests by $2,339,417 and $671,390 for the years ended December 31, 2016 and 2015, respectively. Accumulated amortization was $3,010,807 and $671,390 at December 31, 2016 and 2015, respectively.

During 2016 and the first quarter of 2017, FCX completed the sales of oil and gas properties which represented 94% of its total proved reserves as of December 31, 2015. Although none of these transactions impacted the subject interests, McMoRan has informed the Trustee that it has no plans to pursue, has relinquished, or has allowed to expire all subject interests except for the onshore Highlander subject interest. Additionally, McMoRan has informed the Trustee that it is unlikely to drill additional Inboard Lower Tertiary/Cretaceous wells at the current time, considering existing natural gas prices and the cost of drilling and completing these wells. McMoRan has also informed the Trustee that it intends to release substantially all of its interest in leases at the onshore Highlander subject interest outside the currently producing unit during 2017. Under the operating agreement applicable to these leases, McMoRan is obligated to offer its interest in any acreage it decides to release to its co-lessees free and clear of the overriding royalty interest.

Information regarding McMoRan's estimated working interest and the Royalty Trust's estimated overriding royalty interest for each subject interest as of December 31, 2016 is set forth below.

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

(d)    McMoRan has informed the Trustee that it intends to release substantially all of its interest in leases at the onshore Highlander subject interest outside the currently producing unit during 2017. Under the operating agreement applicable to these leases, McMoRan is obligated to offer its interest in any acreage it decides to release to its co-lessees free and clear of the overriding royalty interest.

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

5. RELATED PARTY TRANSACTIONS
Royalties. As of December 31, 2016, only the onshore Highlander subject interest had established commercial production. In accordance with the master conveyance, in the second quarter of 2015, the Royalty Trust began receiving royalties from McMoRan. For the years ended December 31, 2016 and 2015, the Royalty Trust received royalties from McMoRan of $835,963 and $301,944 resulting from the onshore Highlander subject interest's production. Royalties are paid to the Royalty Trust on the last day of the month following the month in which production payments are received by McMoRan in accordance with the terms of the master conveyance. Royalties received by the Royalty Trust must first be used to (i) satisfy Royalty Trust administrative expenses and (ii) reduce Royalty Trust indebtedness ($500,000 as of December 31, 2016). Additionally, the Trustee has implemented a minimum cash reserve requirement of $250,000. As a result, distributions would be paid to Royalty Trust unitholders only when the cumulative amount of royalties received less administrative expenses incurred and repayment of all indebtedness exceeds $250,000. Accordingly, to date there have been no distributions paid to Royalty Trust unitholders.

Funding of Administrative Expenses. Pursuant to the royalty trust agreement, FCX has agreed to pay annual trust expenses up to a maximum amount of $350,000, with no right of repayment or interest due, to the extent the Royalty Trust lacks sufficient funds to pay administrative expenses. No such contributions were made during the year ended December 31, 2016. FCX contributed $350,000 to the Royalty Trust under this arrangement during the year ended December 31, 2015. In addition to such annual contributions, FCX has agreed to lend money, on an unsecured, interest-free basis, to the Royalty Trust to fund the Royalty Trust's ordinary administrative expenses as set forth in the royalty trust agreement. Since inception, FCX has loaned $650,000 to the Royalty Trust under this arrangement, $150,000 of which was repaid during the year ended December 31, 2016.

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

Royalty Trust Units Held by FCX. At December 31, 2016, the Royalty Trust had 230,172,696 royalty trust units outstanding and FCX, through its indirect wholly owned subsidiary McMoRan, held 62,286,299 royalty trust units (or 27.1% of the outstanding royalty trust units). FCX is currently the largest holder of outstanding royalty trust units.

6. CONTINGENCIES
Litigation. There are currently no pending legal proceedings to which the Royalty Trust is a party.

7. SUBSEQUENT EVENTS
The Royalty Trust evaluated all other events subsequent to December 31, 2016, and through the date the Royalty Trust’s financial statements were issued, and determined that all events or transactions occurring during this period requiring recognition or disclosure were appropriately addressed in these financial statements.

8. SUPPLEMENTARY OIL AND GAS INFORMATION (UNAUDITED)
Proved Oil and Natural Gas Reserve Information. The following information summarizes the net proved reserves of oil and natural gas and the standardized measure as described below. All of the oil and natural gas reserves are located in the U.S.
The Royalty Trust believes the reserve estimates presented herein, in accordance with generally accepted engineering and evaluation principles consistently applied, are reasonable. However, there are numerous uncertainties inherent in estimating quantities and values of proved reserves and in projecting future rates of production, including many factors beyond the Royalty Trust's control. Reserve engineering is a subjective process of estimating the recovery from underground accumulations of oil and natural gas that cannot be measured in an exact manner, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Because all oil and natural gas reserve estimates are to some degree subjective, the quantities of oil and natural gas that are ultimately recovered, production and specified post-production costs and taxes allowable under the trust agreement and future crude oil and natural gas sales prices may all differ from those assumed in these estimates. In addition, different reserve engineers may make different estimates of reserve quantities and cash flows based upon the same available data. Therefore, the standardized measure of discounted future net cash flows (Standardized Measure) shown below represents estimates only and should not be construed as the current market value of the estimated reserves attributable to the overriding royalty interest associated with the subject interests. In this regard, the information set forth in the following tables includes revisions of reserve estimates attributable to proved properties and any adjustments in the projected economic life of such properties resulting from changes in product prices.

Decreases in the prices of crude oil and natural gas could have an adverse effect on the carrying value of the proved reserves, reserve volumes and revenues, profitability and cash flows. The Royalty Trusts's reference prices for reserve determination are the West Texas Intermediate (WTI) spot price for crude oil and the Henry Hub spot price for natural gas. As of March 2017, the twelve-month average of the first-day-of-the-month historical reference price for natural gas has decreased from $2.48 per MMBtu at December 31, 2016, to $2.73 per MMBtu.

	Natural Gas (MMcf)(a)		Oil (MBbls)(a)	Total (MMcfe)(a)
2016
Proved reserves:
Balance at beginning of year	991		—	991
Revisions of previous estimates	373	(b)	—	373
Extensions and discoveries	—		—	—
Acquisition of reserves in-place	—		—	—
Sale of reserves in-place	—		—	—
Purchase of reserves in-place	—		—	—
Production	(420)		—	(420)
Balance at end of year	944		—	944

Proved developed reserves at December 31, 2016	944		—	944
Proved undeveloped reserves at December 31, 2016	—		—	—

	Natural Gas (MMcf)(a)		Oil (MBbls)(a)	Total (MMcfe)(a)
2015
Proved reserves:
Balance at beginning of year	2,071		7	2,113
Revisions of previous estimates	(949)	(c)	(7)	(991)
Extensions and discoveries	—		—	—
Acquisition of reserves in-place	—		—	—
Sale of reserves in-place	—		—	—
Purchase of reserves in-place	—		—	—
Production	(131)		—	(131)
Balance at end of year	991		—	991

Proved developed reserves at December 31, 2015	991		—	991
Proved undeveloped reserves at December 31, 2015	—		—	—

(a)	MMcf = millions of cubic feet; MBbls = thousands of barrels; MMcfe = MMcf equivalent.

(b)	For the year ended December 31, 2016, 373 Mmcfe of positive revisions associated with the onshore Highlander subject interest was primarily due to positive well performance for the Highlander well.

(c)
For the year ended December 31, 2015, proved undeveloped reserves of 729 Mmcfe related to the onshore Lineham Creek subject interest were reduced to zero. McMoRan informed the Trustee that it did not plan to further develop the subject interest and intended to relinquish the related leases. The remaining 262 Mmcfe of negative revisions associated with the onshore Highlander subject interest were primarily caused by reduced trailing twelve-month average natural gas reference prices.

Standardized Measure. The Standardized Measure (discounted at 10%) from production of proved natural gas reserves has been developed as of December 31, 2016 and 2015, in accordance with SEC guidelines. McMoRan estimated the quantity of proved natural gas reserves associated with the overriding royalty interests in the subject interests as well as the future periods in which they are expected to be produced based on year-end economic conditions. Estimates of future net revenues from the Royalty Trust's proved natural gas properties and the present value thereof were made using the twelve-month average of the first-day-of-the-month historical reference prices as adjusted for location and quality differentials, which are held constant throughout the life of the natural gas properties, except where such guidelines permit alternate treatment, including the use of fixed and determinable contractual price escalations. Future gross revenues were reduced by estimated specified post-production costs and taxes in accordance with the trust agreement, all of which were based on current costs in effect at December 31, 2016 and 2015, and held constant throughout the life of the natural gas properties. Future income taxes are not presented given the Royalty Trust's status a non-taxable "pass through" entity (See Note 4).
The average realized sales price used in the Royalty Trust's reserve report as of December 31, 2016, was $2.38 per one thousand cubic feet (Mcf) of natural gas. The average realized sales price used in the Royalty Trust's reserve report as of December 31, 2015, was $2.45 per Mcf of natural gas.

The Standardized Measure related to proved oil and natural gas reserves as of December 31 follows:

	2016	2015

Future cash inflows	$2,242,300	$2,427,300
Future costs applicable to future cash flows:
Production costs (primarily production and ad valorem taxes)	(346,900)	(351,400)
Development and abandonment costs	—	—
Future income taxes (a)	—	—
Future net cash flows	1,895,400	2,075,900
Discount for estimated timing of net cash flows (10% discount rate) (b)	(165,600)	(169,400)
Standardized measure	$1,729,800	$1,906,500

(a)	No taxes are presented given the Royalty Trust's status as a non-taxable "pass-through" entity (see Note 4).

(b)	Amounts reflect application of the required 10% discount rate to the estimated future net cash flows associated with production of estimated proved reserves.

A summary of the principal sources of changes in the Standardized Measure for the years ended December 31 follows:

	2016	2015
Balance at beginning of year	$1,906,500	$6,860,057
Changes during the year
Sales, net of production expense	(835,962)	(301,944)
Net changes in sales and transfer prices, net of production expenses	(84,268)	(3,323,252)
Extensions, discoveries and improved recoveries	—	—
Changes in estimated future development costs	—	—
Previously estimated development costs incurred during the year	—	—
Sales of reserves in-place	—	—
Revisions of quantity estimates	686,243	(1,658,558)
Changes due to timing and other	(133,363)	(355,809)
Accretion of discount	190,650	686,006
Net change in income taxes	—	—
Total changes	(176,700)	(4,953,557)
Balance at end of year	$1,729,800	$1,906,500

9. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Royalty Income	Income in Excess of Administrative Expenses (Administrative Expenses in Excess of Income)	Distributable Income (a)	Distributable Income Per Unit (a)

2016
1st Quarter	$170,044	$34,000	$—	$—
2nd Quarter	128,918	(115,116)	—	—
3rd Quarter	249,862	144,761	—	—
4th Quarter	287,139	171,818	—	—
	$835,963	$235,463	$—	$—

2015
1st Quarter	$—	$(128,166)	$—	$—
2nd Quarter	120,475	(93,027)	—	—
3rd Quarter	133,922	40,944	—	—
4th Quarter	47,547	(134,149)	—	—
	$301,944	$(314,398)	$—	$—

(a)
As of December 31, 2016, only the onshore Highlander subject interest had established commercial production. In accordance with the master conveyance, in the second quarter of 2015, the Royalty Trust began receiving royalties from McMoRan. Royalties received by the Royalty Trust must first be used to (i) satisfy Royalty Trust administrative expenses and (ii) reduce Royalty Trust indebtedness ($500,000 as of December 31, 2016). Additionally, the Trustee has implemented a minimum cash reserve requirement of $250,000. As a result, distributions would be paid to Royalty Trust unitholders only when the cumulative amount of royalties received less administrative expenses incurred and repayment of all indebtedness exceeds $250,000. Accordingly, there were no distributions paid to Royalty Trust unitholders during the years ended December 31, 2016 and 2015.

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

Internal Control Over Financial Reporting

(a) Trustee’s Annual Report on Internal Control over Financial Reporting. The Bank of New York Mellon Trust Company, N.A., as Trustee of the Royalty Trust, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act. The Trustee conducted an evaluation of the effectiveness of the Royalty Trust’s internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the “COSO criteria”). Based on the Trustee’s evaluation under the COSO criteria, the Trustee concluded that the Royalty Trust’s internal control over financial reporting was effective as of December 31, 2016.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

(b) Changes in Internal Control over Financial Reporting. During the quarter ended December 31, 2016, there has been no change in the Royalty Trust's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Royalty Trust's internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of FCX.

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

Section 16(a) Beneficial Ownership Reporting Compliance
The Royalty Trust has no directors or officers. Accordingly, only beneficial owners of more than 10% of the royalty trust units are required to file with the SEC initial reports of beneficial ownership of royalty trust units and reports of changes in such ownership pursuant to Section 16(a) of the Exchange Act. Based solely upon a review of these reports and any amendments thereto furnished to the Trustee, the Trustee is not aware of any person having failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years, with the exception of Freeport-McMoRan Inc., which amended its original Form 3 to include an additional 861 royalty trust units that should have been reflected in the original report filed on May 29, 2014.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Royalty Trust Unitholder Matters

Security Ownership of Certain Beneficial Owners
Based on filings with the SEC, the table below shows the beneficial owners of more than 5% of the outstanding royalty trust units. Unless otherwise indicated, all information is presented as of December 31, 2016 and all royalty trust units beneficially owned are held with sole voting and investment power.

Name and Address of Beneficial Owner	Total Number of Royalty Trust Units Beneficially Owned		Percent of Outstanding Royalty Trust Units(a)

Freeport-McMoRan Inc.
McMoRan Oil & Gas LLC
333 North Central Avenue
Phoenix, AZ 85004	62,286,299	(b)	27.1%

Lloyd I. Miller, III
3300 South Dixie Highway
Suite 1-365
West Palm Beach, FL 33405	46,278,326	(c)	20.1%

Leon G. Cooperman
11431 W. Palmetto Park Road
Boca Raton, FL 33428	21,651,695	(d)	9.4%

Akanthos Capital Management, LLC
21700 Oxnard Street, Suite 1730
Woodland Hills, CA 91367	11,678,000	(e)	5.1%

(a)	Based on 230,172,696 royalty trust units outstanding as of December 31, 2016.

(b)	Based on an amended Schedule 13G filed with the SEC on February 14, 2017 by FCX and McMoRan.

(c)
Based on a Schedule 13D filed with the SEC on October 28, 2016, by Lloyd I. Miller, III in his individual capacity and as manager, managing member or trustee of certain limited liability companies and trusts. Mr. Miller has (a) sole voting and investment power over 46,015,980 of the royalty trust units reported and (b) shared voting and investment power over 262,346 of the royalty trust units reported.

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

(e)	Based on a Schedule 13G filed with the SEC on January 18, 2017 by Akanthos Capital Management, LLC.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Other than (a) its formation, (b) its receipt of contributions and loans from FCX for administrative and other expenses as provided for in the royalty trust agreement, (c) its payment of such administrative and other expenses, (d) its repayment of loans from FCX, (e) its receipt of the conveyance of the overriding royalty interests from McMoRan pursuant to the master conveyance, and (f) its receipt of royalties from McMoRan, the Royalty Trust has not conducted any activities or entered into any transactions.

Funding of Administrative Expenses. Pursuant to the royalty trust agreement, FCX has agreed to pay annual trust expenses up to a maximum amount of $350,000, with no right of repayment or interest due, to the extent the Royalty Trust lacks sufficient funds to pay administrative expenses. No such contributions were made during the year ended December 31, 2016. FCX contributed $350,000 to the Royalty Trust under this arrangement during each of the years ended December 31, 2015. In addition to such annual contributions, FCX has agreed to lend money, on an unsecured, interest-free basis, to the Royalty Trust to fund the Royalty Trust's ordinary administrative expenses as set forth in the royalty trust agreement. Since inception, FCX has loaned $650,000 to the Royalty Trust under this arrangement, $150,000 of which was repaid during the year ended December 31, 2016.

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

Royalty Trust Units Held by FCX. At December 31, 2016, the Royalty Trust had 230,172,696 royalty trust units outstanding and FCX, through its indirect wholly owned subsidiary McMoRan, held 62,286,299 royalty trust units (or 27.1% of the outstanding royalty trust units). FCX is currently the largest holder of outstanding royalty trust units.

The Royalty Trust has no directors.

Item 14. Principal Accounting Fees and Services
Fees and Related Disclosures for Accounting Services
The following table discloses the fees for professional services billed to the Royalty Trust by Ernst & Young LLP in each of the last two fiscal years:

	2016	2015
Audit Fees	$170,000	$225,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

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

Item 16. Form 10-K Summary

Not applicable.

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

Date: March 10, 2017

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

S-1

Appendix A
February 27, 2017

The Bank of New York Mellon Trust Company, N.A.
as Trustee
Gulf Coast Ultra Deep Royalty Trust
919 Congress Avenue, Suite 500
Austin, Texas 78701

Ladies and Gentlemen:

In accordance with your request, we have estimated the proved developed producing reserves and future revenue, as of December 31, 2016, to the Gulf Coast Ultra Deep Royalty Trust (Gulf Coast) overriding royalty interest in the Jeanerette Minerals 1 well located in Bayou Long Field, St. Martin Parish, Louisiana. We completed our evaluation on or about the date of this letter. It is our understanding that the proved reserves estimated in this report constitute all of the proved reserves owned by Gulf Coast. The estimates in this report have been prepared in accordance with the definitions and regulations of the U.S. Securities and Exchange Commission (SEC) and, with the exception of the exclusion of future income taxes, conform to the FASB Accounting Standards Codification Topic 932, Extractive Activities-Oil and Gas. Definitions are presented immediately following this letter. This report has been prepared for Gulf Coast's use in filing with the SEC; in our opinion the assumptions, data, methods, and procedures used in the preparation of this report are appropriate for such purpose.

We estimate the gas reserves and future net revenue to the Gulf Coast interest in the property, as of December 31, 2016, to be:

	Gas Reserves (MMCF)		Future Net Revenue (M$)
	Gross			Present Worth
Category	(100)%	Net	Total	at 10%

Proved Developed Producing	31,474.4	943.6	1,895.4	1,729.8

Gas volumes are expressed in millions of cubic feet (MMCF) at standard temperature and pressure bases. This property has never produced commercial volumes of condensate.

The estimates shown in this report are for proved developed producing reserves. Our study indicates that there are no proved developed non-producing or proved undeveloped reserves for this property at this time. As requested, probable and possible reserves that exist for this property have not been included. Freeport-McMoran Oil & Gas LLC (FM O&G), the operator of the property, has declared its intent to continue to produce the Jeanerette Minerals 1 well for the foreseeable future; therefore, the economic limit of the property has been determined using FM O&G's ownership interest and internal price forecast. This report does not include any value that could be attributed to interests in undeveloped acreage. Reserves categorization conveys the relative degree of certainty; reserves subcategorization is based on development and production status. The estimates of reserves and future revenue included herein have not been adjusted for risk.

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

The gas price used in this report is based on the 12-month unweighted arithmetic average of the first-day-of-the-month Henry Hub spot price for each month in the period January through December 2016. The average price of $2.481 per MMBTU is adjusted for energy content, transportation fees, and market differentials. The adjusted gas price of $2.376 per MCF is held constant throughout the life of the property.

Estimated operating costs have been used to confirm economic producibility and determine economic limits for the property. Operating costs are based on operating expense records of FM O&G and include only direct lease- and field-level costs. These costs have been divided into per-well costs and per-unit-of-production costs. Although Gulf Coast owns no working interest in this property, it is our understanding that it is responsible for paying its share of gross post-production costs of $227,650 per month and $0.03 per MCF. These post-production costs represent a portion of the total operating costs estimated for the property. Operating costs are not escalated for inflation. Gulf Coast would not incur any costs due to abandonment, nor would it realize any salvage value for the lease and well equipment.

For the purposes of this report, we did not perform any field inspection of the property, nor did we examine the mechanical operation or condition of the well and facilities. Since Gulf Coast owns a royalty interest rather than a working interest in this property, it would not incur any costs due to possible environmental liability.

We have made no investigation of potential volume and value imbalances resulting from overdelivery or underdelivery to the Gulf Coast interest. Therefore, our estimates of reserves and future revenue do not include adjustments for the settlement of any such imbalances; our projections are based on Gulf Coast receiving its royalty interest share of estimated future gross production. Additionally, we have made no investigation of any firm transportation contracts that may be in place for this property; no adjustments have been made to our estimates of future revenue to account for such contracts.

The reserves shown in this report are estimates only and should not be construed as exact quantities. Proved reserves are those quantities of oil and gas which, by analysis of engineering and geoscience data, can be estimated with reasonable certainty to be economically producible; probable and possible reserves are those additional reserves which are sequentially less certain to be recovered than proved reserves. Estimates of reserves may increase or decrease as a result of market conditions, future operations, changes in regulations, or actual reservoir performance. In addition to the primary economic assumptions discussed herein, our estimates are based on certain assumptions including, but not limited to, that the property will be developed consistent with current development plans as provided to us by FM O&G, that the property will be operated in a prudent manner, that no governmental regulations or controls will be put in place that would impact the ability of the interest owner to recover the reserves, and that our projections of future production will prove consistent with actual performance. If the reserves are recovered, the revenues therefrom and the costs related thereto could be more or less than the estimated amounts. Because of governmental policies and uncertainties of supply and demand, the sales rates, prices received for the reserves, and costs incurred in recovering such reserves may vary from assumptions made while preparing this report.

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

The data used in our estimates were obtained from Gulf Coast, FM O&G, public data sources, and the nonconfidential files of Netherland, Sewell & Associates, Inc. (NSAI) and were accepted as accurate. Supporting work data are on file in our office. We have not examined the titles to the property or independently confirmed the actual degree or type of interest owned. The technical persons primarily responsible for preparing the estimates presented herein meet the requirements regarding qualifications, independence, objectivity, and confidentiality set forth in the SPE Standards. John R. Cliver, a Licensed Professional Engineer in the State of Texas, has been practicing consulting petroleum engineering at NSAI since 2009 and has over 5 years of prior industry experience. Shane M. Howell, a Licensed Professional Geoscientist in the State of Texas, has been practicing consulting petroleum geoscience at NSAI since 2005 and has over 7 years of prior industry experience. We are independent petroleum engineers, geologists, geophysicists, and petrophysicists; we do not own an interest in this property nor are we employed on a contingent basis.

Sincerely,

NETHERLAND, SEWELL & ASSOCIATES, INC.
Texas Registered Engineering Firm F-2699

		By:	/s/ C.H. (Scott) Rees III
C.H. (Scott) Rees III, P.E.
Chairman and Chief Executive Officer

By:	/s/ John R. Cliver	By:	/s/ Shane M. Howell
	John R. Cliver, P.E. 107216		Shane M. Howell, P.G. 11276
	Vice President		Vice President

Date Signed:	February 27, 2017	Date Signed:	February 27, 2017

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