Form 10-Q
period 2017-03-31
Gulf Coast Ultra Deep Royalty Trust
filed 2017-05-12
CIK 1565146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒ No

On April 28, 2017, there were outstanding 230,172,696 royalty trust units representing beneficial interests in the registrant.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

GULF COAST ULTRA DEEP ROYALTY TRUST
STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	March 31,	December 31,
	2017	2016
ASSETS	(unaudited)	(audited)
Operating cash	$386,280	$261,537
Reserve fund cash	1,002,546	1,001,656
Overriding royalty interests in subject interests, net	3,186,572	3,745,893
Total assets	$4,575,398	$5,009,086

LIABILITIES AND TRUST CORPUS
Reserve fund liability	$1,002,546	$1,001,656
Loan payable to Freeport-McMoRan Inc. (FCX)	350,000	500,000
Trust corpus (230,172,696 royalty trust units authorized, issued and
outstanding as of March 31, 2017 and December 31, 2016)	3,222,852	3,507,430
Total liabilities and trust corpus	$4,575,398	$5,009,086

The accompanying notes are an integral part of these financial statements.

GULF COAST ULTRA DEEP ROYALTY TRUST
STATEMENTS OF DISTRIBUTABLE INCOME (Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Royalty income	$398,689	$170,044
Interest income and other	261	37
Administrative expenses	(124,207)	(136,081)
Income in excess of administrative expenses (Note 3)	$274,743	$34,000
Distributable income	$—	$—
Distributable income per royalty trust unit	$—	$—
Royalty trust units outstanding at end of period	230,172,696	230,172,696

The accompanying notes are an integral part of these financial statements.

GULF COAST ULTRA DEEP ROYALTY TRUST
STATEMENTS OF CHANGES IN TRUST CORPUS (Unaudited)

	Three Months Ended
	March 31,
	2017	2016

Trust corpus, beginning of period	$3,507,430	$5,611,384
Amortization of overriding royalty interests in subject interests	(559,321)	(612,778)
Income in excess of administrative expenses	274,743	34,000
Trust corpus, end of period	$3,222,852	$5,032,606

The accompanying notes are an integral part of these financial statements.

GULF COAST ULTRA DEEP ROYALTY TRUST
NOTES TO FINANCIAL STATEMENTS (Unaudited)

1. BASIS OF ACCOUNTING AND SIGNIFICANT ACCOUNTING POLICIES
The financial statements of Gulf Coast Ultra Deep Royalty Trust (the Royalty Trust) are prepared on the modified cash basis of accounting and are not intended to present the Royalty Trust’s financial position and results of operations in conformity with United States (U.S.) generally accepted accounting principles (GAAP). This other comprehensive basis of accounting corresponds to the accounting permitted for royalty trusts by the U.S. Securities and Exchange Commission (SEC), as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts. There has been no distributable income paid or due to the Royalty Trust unitholders from December 18, 2012 (inception) through March 31, 2017.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all required information and disclosures. Therefore, this information should be read in conjunction with the Royalty Trust’s financial statements and notes contained in its annual report on Form 10-K for the year ended December 31, 2016. The information furnished herein reflects all adjustments that are, in the opinion of The Bank of New York Mellon Trust Company, N.A. (the Trustee), necessary for a fair statement of the results for the interim periods reported. All such adjustments are, in the opinion of the Trustee, of a normal recurring nature. Operating results for the three-month period ended March 31, 2017, are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

The Royalty Trust was created to hold a 5% gross overriding royalty interest (collectively, the overriding royalty interests) in future production from each of McMoRan Oil & Gas LLC's (McMoRan), an indirect wholly owned subsidiary of Freeport-McMoRan Inc. (FCX), Inboard Lower Tertiary/Cretaceous exploration prospects located in the shallow waters of the Gulf of Mexico and onshore in South Louisiana that existed as of December 5, 2012 (collectively, the subject interests).

Royalty Income. Royalties are recorded in royalty income on the statement of distributable income when received under the modified cash basis of accounting.

2. OVERRIDING ROYALTY INTERESTS
No impairment charges were recorded during the three-month periods ended March 31, 2017 and 2016.

The onshore Highlander subject interest began commercial production on February 25, 2015. Prior to this date there had been no commercial production of hydrocarbons from any of the subject interests. Amortization charges related to production volumes associated with the onshore Highlander subject interest reduced the carrying value of the overriding royalty interests by $559,321 and $612,778 for the three-month periods ended March 31, 2017 and 2016, respectively. Accumulated amortization was $3,570,128 and $3,010,807 at March 31, 2017, and December 31, 2016, respectively.

McMoRan has informed the Trustee that it has no plans to pursue, has relinquished, or has allowed to expire all subject interests except for the onshore Highlander subject interest. Additionally, McMoRan has informed the Trustee that it is unlikely to drill additional Inboard Lower Tertiary/Cretaceous wells at the current time, considering existing natural gas prices and the cost of drilling and completing these wells. McMoRan has also informed the Trustee that it intends to release substantially all of its interest in leases at the onshore Highlander subject interest outside the currently producing unit during the remainder of 2017. Under the operating agreement applicable to these leases, McMoRan is obligated to offer its interest in any acreage it decides to release to its co-lessees free and clear of the overriding royalty interest.

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

3. RELATED PARTY TRANSACTIONS
Royalty Income and Distributions. As of March 31, 2017, only the onshore Highlander subject interest had established commercial production. In accordance with the master conveyance, the Royalty Trust received royalties from McMoRan of $398,689 and $170,044 during the three-month periods ended March 31, 2017 and 2016, respectively, resulting from the onshore Highlander subject interest's production. Royalties are paid to the Royalty Trust on the last day of the month following the month in which production payments are received by McMoRan in accordance with the terms of the master conveyance. Royalties received by the Royalty Trust must first be used to (i) satisfy Royalty Trust administrative expenses and (ii) reduce Royalty Trust indebtedness ($350,000 as of March 31, 2017). Additionally, the Trustee has implemented a minimum cash reserve requirement of $250,000. As a result, distributions would be paid to Royalty Trust unitholders only when the cumulative amount of royalties received less administrative expenses incurred and repayment of all indebtedness exceeds $250,000. Accordingly, to date there have been no distributions paid to Royalty Trust unitholders.

Funding of Administrative Expenses. Pursuant to the royalty trust agreement, FCX has agreed to pay annual trust expenses up to a maximum amount of $350,000, with no right of repayment or interest due, to the extent the Royalty Trust lacks sufficient funds to pay administrative expenses. No such contributions by FCX were made during the three-month periods ended March 31, 2017 and 2016. In addition to such annual contributions, FCX has agreed to lend money, on an unsecured, interest-free basis, to the Royalty Trust to fund the Royalty Trust's ordinary administrative expenses as set forth in the royalty trust agreement. Since inception, FCX has loaned $650,000 to the Royalty Trust under this arrangement, $300,000 of which had been repaid as of March 31, 2017, including $150,000 during the three-month period ended March 31, 2017.

Reserve Fund Cash and Reserve Fund Liability. Pursuant to the royalty trust agreement, FCX agreed to provide and maintain a $1.0 million stand-by reserve account or an equivalent letter of credit for the benefit of the Royalty Trust to enable the Trustee to draw on such reserve account or letter of credit to pay obligations of the Royalty Trust if its funds are inadequate to pay its obligations at any time. Currently, with the consent of the Trustee, FCX may reduce the reserve account or substitute a letter of credit with a different face amount for the original letter of credit or any substitute letter of credit. In connection with this arrangement, FCX has provided $1.0 million in the form of a reserve fund cash account to the Royalty Trust, which amount is reflected as reserve fund cash with a corresponding reserve fund liability in the accompanying Statements of Assets, Liabilities and Trust Corpus. As of March 31, 2017, the Royalty Trust had not drawn any funds from the reserve account, and FCX had not requested a reduction of such reserve account.

Compensation of the Trustee. The Royalty Trust received royalties related to the onshore Highlander subject interest in the second quarter of 2015. As such, the Trustee's compensation increased to $200,000 per year beginning in 2016. Additionally, the Trustee receives reimbursement for its reasonable out-of-pocket expenses incurred in connection with the administration of the Royalty Trust. The Trustee’s compensation is paid out of the Royalty Trust’s assets. The Trustee has a lien on the Royalty Trust’s assets to secure payment of its compensation and any indemnification expenses and other amounts to which it is entitled under the royalty trust agreement.

Royalty Trust Units Held by FCX. At March 31, 2017, the Royalty Trust had 230,172,696 royalty trust units outstanding and FCX, through its indirect wholly owned subsidiary McMoRan, held 62,286,299 royalty trust units (or 27.1% of the outstanding royalty trust units). FCX is currently the largest holder of outstanding royalty trust units.

4. CONTINGENCIES AND OTHER COMMITMENTS
Litigation. There are currently no pending legal proceedings to which the Royalty Trust is a party.

5. SUBSEQUENT EVENTS
The Royalty Trust evaluated all events subsequent to March 31, 2017, and through the date the Royalty Trust’s financial statements were issued, and determined that all events or transactions occurring during this period requiring recognition or disclosure were appropriately addressed in these financial statements.

Item 2.     Trustee's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

You should read the following discussion in conjunction with the financial statements of Gulf Coast Ultra Deep Royalty Trust (the Royalty Trust) and the related Trustee’s Discussion and Analysis of Financial Condition and Results of Operations and the discussion of its Business and Properties in the Royalty Trust's Annual Report on Form 10-K for the year ended December 31, 2016 (2016 Form 10-K), filed with the United States (U.S.) Securities and Exchange Commission (SEC). The results of operations reported and summarized below are not necessarily indicative of future operating results. Unless otherwise specified, all references to "Notes" refer to Notes to Financial Statements located in Part I, Item I. "Financial Statements" of this Form 10-Q. Also see the 2016 Form 10-K for a glossary of definitions for some of the oil and gas industry terms used in this Form 10-Q. Additionally, please refer to the section entitled "Cautionary Statement" on page 11 of this Form 10-Q. The information below has been furnished to the Trustee by Freeport-McMoRan Inc. (FCX) and FCX's indirect wholly owned subsidiary, McMoRan Oil & Gas LLC (McMoRan).

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

FCX's oil and gas assets are held through its wholly owned subsidiary, FCX Oil & Gas LLC (FM O&G). As a result of the merger, MMR and McMoRan are both wholly owned subsidiaries of FM O&G.

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

The Royalty Trust received royalties related to the onshore Highlander subject interest in the second quarter of 2015. As such, the Trustee's compensation increased to $200,000 per year beginning in 2016. Additionally, the Trustee receives reimbursement for its reasonable out-of-pocket expenses incurred in connection with the administration of the Royalty Trust. The Trustee’s compensation is paid out of the Royalty Trust’s assets. The Trustee has a lien on the Royalty Trust’s assets to secure payment of its compensation and any indemnification expenses and other amounts to which it is entitled under the royalty trust agreement.

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

During the three months ended March 31, 2017, 7,146 gross acres (4,387 acres net to McMoRan's interest) associated with the offshore Davy Jones and onshore Highlander subject interests expired or were relinquished. At March 31, 2017, McMoRan owned interests in approximately 172 oil and gas leases in the shallow waters of the Gulf of Mexico and onshore in South Louisiana, covering approximately 27,105 gross acres (15,037 acres net to McMoRan's interests) associated with the subject interests. Approximately 25% of those net acres associated with the subject interests are scheduled to expire during the remainder of 2017 through 2019, unless a lease on such acreage is perpetuated by a lease holding operation. McMoRan has no obligation to the Royalty Trust to maintain any of the acreage scheduled to expire, and the Royalty Trust has no control over McMoRan’s decisions whether to do so or to allow the acreage to expire. Additionally, McMoRan has informed the Trustee that it is unlikely to drill additional Inboard Lower Tertiary/Cretaceous wells at the current time, considering existing natural gas prices and the cost of drilling and completing these wells. McMoRan has also informed the Trustee that it intends to release substantially all of its interest in leases at the onshore Highlander subject interest outside the currently producing unit during the remainder of 2017. Under the operating agreement applicable to these leases, McMoRan is obligated to offer its interest in any acreage it decides to release to its co-lessees free and clear of the overriding royalty interest.

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

LIQUIDITY AND CAPITAL RESOURCES

Pursuant to the royalty trust agreement, FCX has agreed to pay annual trust expenses up to a maximum amount of $350,000, with no right of repayment or interest due, to the extent the Royalty Trust lacks sufficient funds to pay administrative expenses. No such contributions by FCX were made during the three-month periods ended March 31, 2017 or 2016. In addition to such annual contributions, FCX has agreed to lend money, on an unsecured, interest-free basis, to the Royalty Trust to fund the Royalty Trust's ordinary administrative expenses as set forth in the royalty trust agreement. Since inception, FCX has loaned $650,000 to the Royalty Trust under this arrangement, $300,000 of which had been repaid as of March 31, 2017, including $150,000 during the three-month period ended March 31, 2017. All funds the Trustee borrows to cover expenses or liabilities, whether from FCX or from any other source, must be repaid before the Royalty Trust unitholders will receive any distributions.

Pursuant to the royalty trust agreement, FCX agreed to provide and maintain a $1.0 million stand-by reserve account or an equivalent letter of credit for the benefit of the Royalty Trust to enable the Trustee to draw on such reserve account or letter of credit to pay obligations of the Royalty Trust if its funds are inadequate to pay its obligations at any time. Currently, with the consent of the Trustee, FCX may reduce the reserve account or substitute a letter of credit with a different face amount for the original letter of credit or any substitute letter of credit. In connection with this arrangement, FCX has provided $1.0 million in the form of a reserve fund cash account to the Royalty Trust. As of March 31, 2017, the Royalty Trust had not drawn any funds from the reserve account, and FCX had not requested a reduction of such reserve account.

As of March 31, 2017, only the onshore Highlander subject interest had established commercial production. Royalties are paid to the Royalty Trust on the last day of the month following the month in which production payments are received by McMoRan in accordance with the terms of the master conveyance. In accordance with the master conveyance, the Royalty Trust received royalties from McMoRan of $398,689 and $170,044 during the three-month periods ended March 31, 2017 and 2016, respectively, resulting from the onshore Highlander subject interest's production.

Royalties received by the Royalty Trust must first be used to (i) satisfy Royalty Trust administrative expenses and (ii) reduce Royalty Trust indebtedness ($350,000 as of March 31, 2017). Additionally, the Trustee has implemented a minimum cash reserve requirement of $250,000. As a result, distributions would be paid to Royalty Trust unitholders only when the cumulative amount of royalties received less administrative expenses incurred and repayment of all indebtedness exceeds $250,000. Accordingly, to date there have been no distributions paid to Royalty Trust unitholders. Additionally, distributions are unlikely during the remainder of 2017 and there can be no assurance that distributions will be made in subsequent years. The Royalty Trust's only other sources of liquidity are mandatory annual contributions, any loans and the required standby reserve account or letter of credit from FCX. As a result, any material adverse change in FCX's or McMoRan's financial condition or results of operations could materially and adversely affect the Royalty Trust and the underlying royalty trust units.

OFF-BALANCE SHEET ARRANGEMENTS

The Royalty Trust has no off-balance sheet arrangements. The Royalty Trust has not guaranteed the debt of any other party, nor does the Royalty Trust have any other arrangements or relationships with other entities that could potentially result in unconsolidated debt, losses or contingent obligations.

RESULTS OF OPERATIONS

Royalty Income. As of March 31, 2017, only the onshore Highlander subject interest had established commercial production. In accordance with the master conveyance, during the three-month period ended March 31, 2017, the Royalty Trust received royalties of $398,689 from McMoRan related to 140,887 thousand cubic feet (Mcf) of natural gas production attributable to the onshore Highlander subject interest with average post-production costs of $0.22 per Mcf and an average receipt price of $3.05 per Mcf. During the three-month period ended March 31, 2016, the Royalty Trust received royalties of $170,044 from McMoRan related to 99,802 Mcf of natural gas production attributable to the onshore Highlander subject interest with average post-production costs of $0.24 per Mcf and an average receipt price of $1.95 per Mcf. During this period, the Highlander well was shut-in for approximately one month for well and facility maintenance activities and resumed production on February 26, 2016.

Administrative Expenses. During the three-month periods ended March 31, 2017 and 2016, the Royalty Trust paid administrative expenses of $124,207 and $136,081, respectively. Administrative expenses, which consisted primarily of audit, legal and trustee expenses incurred in connection with the administration of the Royalty Trust, decreased for the three-month period ended March 31, 2017, as compared to the corresponding 2016 period, primarily due to timing of payments, which are recorded in accordance with the modified cash basis of accounting.

NEW ACCOUNTING STANDARDS

The Royalty Trust does not expect recently issued accounting standards to have a significant impact on its future financial statements and disclosures.

CAUTIONARY STATEMENT

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are all statements other than statements of historical facts, such as any statements regarding the future financial condition of the Royalty Trust or the trading market for the royalty trust units, all statements regarding McMoRan’s plans for the subject interests, the potential results of any drilling on the subject interests by the applicable operator, anticipated interests of McMoRan and the Royalty Trust in any of the subject interests, McMoRan’s geologic model and the nature of the geologic trend in the Gulf of Mexico and onshore in South Louisiana discussed in this Form 10-Q, and all statements regarding any belief or understanding of the nature or potential of the subject interests. The words “anticipates,” “may,” “can,” “plans,” “believes,” “estimates,” “expects,” “projects,” “intends,” “likely,” “will,” “should,” “to be,” "potential," and any similar expressions and/or statements that are not historical facts are intended to identify those assertions as forward-looking statements.

Forward-looking statements are not guarantees or assurances of future performance and actual results may differ materially from those anticipated, projected or assumed in the forward-looking statements. Important factors that may cause actual results to differ materially from those anticipated by the forward-looking statements include, but are not limited to: FCX's future plans for its remaining oil and gas properties, the risk that the subject interests will not produce additional hydrocarbons; general economic and business conditions; variations in the market demand for, and prices of, oil and natural gas; drilling results; changes in oil and natural gas reserve expectations; the potential adoption of new governmental regulations; decisions by FCX or McMoRan not to develop the subject interests; any inability of FCX or McMoRan to develop the subject interests; damages to facilities resulting from natural disasters or accidents; fluctuations in the market price, volume and frequency of the trading market for the royalty trust units; and other factors described in Part I, Item 1A. "Risk Factors" in the 2016 Form 10-K, as updated by the Royalty Trust's subsequent filings with the SEC.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.
As a smaller reporting company, the Royalty Trust is not required to provide the information required by this Item.
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

(b) Changes in internal control over financial reporting. During the quarter ended March 31, 2017, there has been no change in the Royalty Trust's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Royalty Trust's internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of FCX.

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

Date: May 12, 2017

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