Form 10-Q
period 2017-06-30
Gulf Coast Ultra Deep Royalty Trust
filed 2017-08-11
CIK 1565146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
☐ Yes ☒ No

On July 31, 2017, there were outstanding 230,172,696 royalty trust units representing beneficial interests in the registrant.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

GULF COAST ULTRA DEEP ROYALTY TRUST
STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	June 30,	December 31,
	2017	2016
ASSETS	(unaudited)	(audited)
Operating cash	$210,567	$261,537
Reserve fund cash	1,003,950	1,001,656
Overriding royalty interests in subject interests, net	2,700,243	3,745,893
Total assets	$3,914,760	$5,009,086

LIABILITIES AND TRUST CORPUS
Reserve fund liability	$1,003,950	$1,001,656
Loan payable to Freeport-McMoRan Inc. (FCX)	—	500,000
Trust corpus (230,172,696 royalty trust units authorized, issued and
outstanding as of June 30, 2017, and December 31, 2016)	2,910,810	3,507,430
Total liabilities and trust corpus	$3,914,760	$5,009,086

The accompanying notes are an integral part of these financial statements.

GULF COAST ULTRA DEEP ROYALTY TRUST
STATEMENTS OF DISTRIBUTABLE INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Royalty income	$307,040	$128,918	$705,729	$298,962
Interest income and other	568	748	829	785
Administrative expenses	(133,321)	(244,782)	(257,528)	(380,863)
Income in excess of administrative expenses (Administrative expenses in excess of income) (Note 3)	$174,287	$(115,116)	$449,030	$(81,116)
Distributable income	$—	$—	$—	$—
Distributable income per royalty trust unit	$—	$—	$—	$—
Royalty trust units outstanding at end of period	230,172,696	230,172,696	230,172,696	230,172,696

The accompanying notes are an integral part of these financial statements.

GULF COAST ULTRA DEEP ROYALTY TRUST
STATEMENTS OF CHANGES IN TRUST CORPUS (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Trust corpus, beginning of period	$3,222,852	$5,032,606	$3,507,430	$5,611,384
Amortization of overriding royalty interests in subject interests	(486,329)	(549,401)	(1,045,650)	(1,162,179)
Income in excess of administrative expenses (Administrative expenses in excess of income)	174,287	(115,116)	449,030	(81,116)
Trust corpus, end of period	$2,910,810	$4,368,089	$2,910,810	$4,368,089

The accompanying notes are an integral part of these financial statements.

GULF COAST ULTRA DEEP ROYALTY TRUST
NOTES TO FINANCIAL STATEMENTS (Unaudited)

1. BASIS OF ACCOUNTING AND SIGNIFICANT ACCOUNTING POLICIES
The financial statements of Gulf Coast Ultra Deep Royalty Trust (the Royalty Trust) are prepared on the modified cash basis of accounting and are not intended to present the Royalty Trust’s financial position and results of operations in conformity with United States (U.S.) generally accepted accounting principles (GAAP). This other comprehensive basis of accounting corresponds to the accounting permitted for royalty trusts by the U.S. Securities and Exchange Commission (SEC), as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts. There has been no distributable income paid or due to the Royalty Trust unitholders from December 18, 2012 (inception) through June 30, 2017.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all required information and disclosures. Therefore, this information should be read in conjunction with the Royalty Trust’s financial statements and notes contained in its annual report on Form 10-K for the year ended December 31, 2016. The information furnished herein reflects all adjustments that are, in the opinion of The Bank of New York Mellon Trust Company, N.A. (the Trustee), necessary for a fair statement of the results for the interim periods reported. All such adjustments are, in the opinion of the Trustee, of a normal recurring nature. Operating results for the three- and six-month periods ended June 30, 2017, are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

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

2. OVERRIDING ROYALTY INTERESTS
No impairment charges were recorded during the three- or six-month periods ended June 30, 2017 or 2016.

The onshore Highlander subject interest began commercial production on February 25, 2015. Prior to this date there had been no commercial production of hydrocarbons from any of the subject interests. Amortization charges related to production volumes associated with the onshore Highlander subject interest reduced the carrying value of the overriding royalty interests by $486,329 and $1,045,650 for the three- and six-month periods ended June 30, 2017, respectively, and by $549,401 and $1,162,179 for the three- and six-month periods ended June 30, 2016, respectively. Accumulated amortization was $4,056,457 and $3,010,807 at June 30, 2017, and December 31, 2016, respectively.

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

3. RELATED PARTY TRANSACTIONS
Royalty Income and Distributions. As of June 30, 2017, only the onshore Highlander subject interest had established commercial production. In accordance with the master conveyance, the Royalty Trust received royalties from McMoRan of $307,040 and $705,729 during the three- and six-month periods ended June 30, 2017, respectively, and $128,918 and $298,962 during the three- and six-month periods ended June 30, 2016, respectively, resulting from the onshore Highlander subject interest's production. Royalties are paid to the Royalty Trust on the last day of the month following the month in which production payments are received by McMoRan in accordance with the terms of the master conveyance. Royalties received by the Royalty Trust must first be used to (i) satisfy Royalty Trust administrative expenses and (ii) reduce Royalty Trust indebtedness. The Royalty Trust had no indebtedness outstanding as of June 30, 2017. Additionally, the Trustee has implemented a minimum cash reserve requirement of $250,000. As a result, distributions would be paid to Royalty Trust unitholders only when the cumulative amount of royalties received less administrative expenses incurred and repayment of any indebtedness exceeds $250,000. Accordingly, to date there have been no distributions paid to Royalty Trust unitholders.

Funding of Administrative Expenses. Pursuant to the royalty trust agreement, FCX has agreed to pay annual trust expenses up to a maximum amount of $350,000, with no right of repayment or interest due, to the extent the Royalty Trust lacks sufficient funds to pay administrative expenses. No such contributions by FCX were made during the three- or six-month periods ended June 30, 2017 or 2016. In addition to such annual contributions, FCX has agreed to lend money, on an unsecured, interest-free basis, to the Royalty Trust to fund the Royalty Trust's ordinary administrative expenses as set forth in the royalty trust agreement. Since inception, FCX has loaned $650,000 to the Royalty Trust under this arrangement, all of which had been repaid as of June 30, 2017, including $500,000 during the six-month period ended June 30, 2017.

Reserve Fund Cash and Reserve Fund Liability. Pursuant to the royalty trust agreement, FCX agreed to provide and maintain a $1.0 million stand-by reserve account or an equivalent letter of credit for the benefit of the Royalty Trust to enable the Trustee to draw on such reserve account or letter of credit to pay obligations of the Royalty Trust if its funds are inadequate to pay its obligations at any time. Currently, with the consent of the Trustee, FCX may reduce the reserve account or substitute a letter of credit with a different face amount for the original letter of credit or any substitute letter of credit. In connection with this arrangement, FCX has provided $1.0 million in the form of a reserve fund cash account to the Royalty Trust, which amount is reflected as reserve fund cash with a corresponding reserve fund liability in the accompanying Statements of Assets, Liabilities and Trust Corpus. As of June 30, 2017, the Royalty Trust had not drawn any funds from the reserve account, and FCX had not requested a reduction of such reserve account.

Compensation of the Trustee. The Royalty Trust received royalties related to the onshore Highlander subject interest beginning in the second quarter of 2015. Accordingly, the Trustee's annual compensation increased to $200,000 beginning in 2016. Additionally, the Trustee receives reimbursement for its reasonable out-of-pocket expenses incurred in connection with the administration of the Royalty Trust. The Trustee’s compensation is paid out of the Royalty Trust’s assets. The Trustee has a lien on the Royalty Trust’s assets to secure payment of its compensation and any indemnification expenses and other amounts to which it is entitled under the royalty trust agreement.

Royalty Trust Units Held by FCX. At June 30, 2017, the Royalty Trust had 230,172,696 royalty trust units outstanding and FCX, through its indirect wholly owned subsidiary McMoRan, held 62,286,299 royalty trust units (or 27.1% of the outstanding royalty trust units). FCX is currently the largest holder of outstanding royalty trust units.

4. CONTINGENCIES AND OTHER COMMITMENTS
Litigation. There are currently no pending legal proceedings to which the Royalty Trust is a party.

5. SUBSEQUENT EVENTS
The Royalty Trust evaluated all events subsequent to June 30, 2017, and through the date the Royalty Trust’s financial statements were issued, and determined that all events or transactions occurring during this period requiring recognition or disclosure were appropriately addressed in these financial statements.

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

The Royalty Trust received royalties related to the onshore Highlander subject interest beginning in the second quarter of 2015. Accordingly, the Trustee's annual compensation increased to $200,000 beginning in 2016. Additionally, the Trustee receives reimbursement for its reasonable out-of-pocket expenses incurred in connection with the administration of the Royalty Trust. The Trustee’s compensation is paid out of the Royalty Trust’s assets.

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

During the six months ended June 30, 2017, 7,146 gross acres (4,387 acres net to McMoRan's interest) associated with the offshore Davy Jones and onshore Highlander subject interests expired or were relinquished. At June 30, 2017, McMoRan owned interests in approximately 172 oil and gas leases in the shallow waters of the Gulf of Mexico and onshore in South Louisiana, covering approximately 27,105 gross acres (15,037 acres net to McMoRan's interest) associated with the subject interests. Approximately 25% of those net acres associated with the subject interests are scheduled to expire during the remainder of 2017 through 2019, unless a lease on such acreage is perpetuated by a lease holding operation. Subsequent to June 30, 2017, 5,000 gross acres (3,600 acres net to McMoRan’s interest) associated with the offshore Lafitte subject interest were relinquished. McMoRan has no obligation to the Royalty Trust to maintain any of the acreage scheduled to expire, and the Royalty Trust has no control over McMoRan’s decisions whether to do so or to allow the acreage to expire. Additionally, McMoRan has informed the Trustee that it is unlikely to drill additional Inboard Lower Tertiary/Cretaceous wells at the current time, considering existing natural gas prices and the cost of drilling and completing these wells. McMoRan has also informed the Trustee that it intends to release substantially all of its interest in leases at the onshore Highlander subject interest outside the currently producing unit during the remainder of 2017. Under the operating agreement applicable to these leases, McMoRan is obligated to offer its interest in any acreage it decides to release to its co-lessees free and clear of the overriding royalty interest.

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

LIQUIDITY AND CAPITAL RESOURCES

Pursuant to the royalty trust agreement, FCX has agreed to pay annual trust expenses up to a maximum amount of $350,000, with no right of repayment or interest due, to the extent the Royalty Trust lacks sufficient funds to pay administrative expenses. No such contributions by FCX were made during the three- or six-month periods ended June 30, 2017 or 2016. In addition to such annual contributions, FCX has agreed to lend money, on an unsecured, interest-free basis, to the Royalty Trust to fund the Royalty Trust's ordinary administrative expenses as set forth in the royalty trust agreement. Since inception, FCX has loaned $650,000 to the Royalty Trust under this arrangement, all of which had been repaid as of June 30, 2017, including $500,000 during the six-month period ended June 30, 2017. All funds the Trustee borrows to cover expenses or liabilities, whether from FCX or from any other source, must be repaid before the Royalty Trust unitholders will receive any distributions.

Pursuant to the royalty trust agreement, FCX agreed to provide and maintain a $1.0 million stand-by reserve account or an equivalent letter of credit for the benefit of the Royalty Trust to enable the Trustee to draw on such reserve account or letter of credit to pay obligations of the Royalty Trust if its funds are inadequate to pay its obligations at any time. Currently, with the consent of the Trustee, FCX may reduce the reserve account or substitute a letter of credit with a different face amount for the original letter of credit or any substitute letter of credit. In connection with this arrangement, FCX has provided $1.0 million in the form of a reserve fund cash account to the Royalty Trust. As of June 30, 2017, the Royalty Trust had not drawn any funds from the reserve account, and FCX had not requested a reduction of such reserve account.

As of June 30, 2017, only the onshore Highlander subject interest had established commercial production. Royalties are paid to the Royalty Trust on the last day of the month following the month in which production payments are received by McMoRan in accordance with the terms of the master conveyance. In accordance with the master conveyance, the Royalty Trust received royalties from McMoRan of $307,040 and $705,729 during the three- and six-month periods ended June 30, 2017, respectively, and $128,918 and $298,962 during the three- and six-month periods ended June 30, 2016, respectively, resulting from the onshore Highlander subject interest's production.

Royalties received by the Royalty Trust must first be used to (i) satisfy Royalty Trust administrative expenses and (ii) reduce Royalty Trust indebtedness. The Royalty Trust had no indebtedness outstanding as of June 30, 2017. Additionally, the Trustee has implemented a minimum cash reserve requirement of $250,000. As a result, distributions would be paid to Royalty Trust unitholders only when the cumulative amount of royalties received less administrative expenses incurred and repayment of any indebtedness exceeds $250,000. Accordingly, to date there have been no distributions paid to Royalty Trust unitholders. The Royalty Trust's only other sources of liquidity are mandatory annual contributions, any loans and the required standby reserve account or letter of credit from FCX. As a result, any material adverse change in FCX's or McMoRan's financial condition or results of operations could materially and adversely affect the Royalty Trust and the underlying royalty trust units.

OFF-BALANCE SHEET ARRANGEMENTS

The Royalty Trust has no off-balance sheet arrangements. The Royalty Trust has not guaranteed the debt of any other party, nor does the Royalty Trust have any other arrangements or relationships with other entities that could potentially result in unconsolidated debt, losses or contingent obligations.

RESULTS OF OPERATIONS

Royalty Income. As of June 30, 2017, only the onshore Highlander subject interest had established commercial production. In accordance with the master conveyance, during the three-month period ended June 30, 2017, the Royalty Trust received royalties of $307,040 from McMoRan related to 122,501 thousand cubic feet (Mcf) of natural gas production attributable to the onshore Highlander subject interest with average post-production costs of $0.32 per Mcf and an average receipt price of $2.83 per Mcf. During the three-month period ended June 30, 2016, the Royalty Trust received royalties of $128,918 from McMoRan related to 89,479 Mcf of natural gas production attributable to the onshore Highlander subject interest with average post-production costs of $0.27 per Mcf and an average receipt price of $1.71 per Mcf.

During the six-month period ended June 30, 2017, the Royalty Trust received royalties of $705,729 from McMoRan related to 263,388 Mcf of natural gas production attributable to the onshore Highlander subject interest with average post-production costs of $0.27 per Mcf and an average receipt price of $2.95 per Mcf. During the six-month period ended June 30, 2016, the Royalty Trust received royalties of $298,962 from McMoRan related to 189,281 Mcf of natural gas production attributable to the onshore Highlander subject interest with average post-production costs of $0.25 per Mcf and an average receipt price of $1.83 per Mcf.

Royalty income was higher during both the three- and six-month periods ended June 30, 2017, as compared to the comparable 2016 periods, primarily due to higher natural gas price realizations as well as additional production days for the Highlander well. During the three- and six-month periods ended June 30, 2016, the Highlander well was shut-in for approximately one month for well and facility maintenance activities.

Administrative Expenses. During the three-month periods ended June 30, 2017 and 2016, the Royalty Trust paid administrative expenses of $133,321 and $244,782, respectively. During the six-month periods ended June 30, 2017 and 2016, the Royalty Trust paid administrative expenses of $257,528 and $380,863, respectively. Administrative expenses, which consisted primarily of audit, legal and trustee expenses incurred in connection with the administration of the Royalty Trust, decreased for the three- and six-month periods ended June 30, 2017, as compared to the comparable 2016 periods, primarily due to timing of payments for legal and audit fees, which are recorded in accordance with the modified cash basis of accounting.

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

(b) Changes in internal control over financial reporting. During the quarter ended June 30, 2017, there has been no change in the Royalty Trust's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Royalty Trust's internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of FCX.

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

Date: August 11, 2017

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