Form 10-Q
period 2017-09-30
Gulf Coast Ultra Deep Royalty Trust
filed 2017-11-13
CIK 1565146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
☐ Yes ☒ No

On October 31, 2017, there were outstanding 230,172,696 royalty trust units representing beneficial interests in the registrant.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

GULF COAST ULTRA DEEP ROYALTY TRUST
STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	September 30,	December 31,
	2017	2016
ASSETS	(unaudited)	(audited)
Operating cash	$399,155	$261,537
Reserve fund cash	1,752	1,001,656
Reserve fund short-term investments	1,004,667	—
Overriding royalty interests in subject interests, net	2,161,145	3,745,893
Total assets	$3,566,719	$5,009,086

LIABILITIES AND TRUST CORPUS
Reserve fund liability	$1,006,419	$1,001,656
Loan payable to Freeport-McMoRan Inc. (FCX)	—	500,000
Trust corpus (230,172,696 royalty trust units authorized, issued and
outstanding as of September 30, 2017, and December 31, 2016)	2,560,300	3,507,430
Total liabilities and trust corpus	$3,566,719	$5,009,086

The accompanying notes are an integral part of these financial statements.

GULF COAST ULTRA DEEP ROYALTY TRUST
STATEMENTS OF DISTRIBUTABLE INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Royalty income	$355,060	$249,862	$1,060,789	$548,824
Interest income and other	648	34	1,477	819
Administrative expenses	(167,120)	(105,135)	(424,648)	(485,998)
Income in excess of administrative expenses (Note 5)	$188,588	$144,761	$637,618	$63,645
Distributable income (Note 5)	$149,155	$—	$149,155	$—
Distributable income per royalty trust unit	$0.000648	$—	$0.000648	$—
Royalty trust units outstanding at end of period	230,172,696	230,172,696	230,172,696	230,172,696

The accompanying notes are an integral part of these financial statements.

GULF COAST ULTRA DEEP ROYALTY TRUST
STATEMENTS OF CHANGES IN TRUST CORPUS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Trust corpus, beginning of period	$2,910,810	$4,368,089	$3,507,430	$5,611,384
Amortization of overriding royalty interests in subject interests	(539,098)	(734,031)	(1,584,748)	(1,896,210)
Income in excess of administrative expenses	188,588	144,761	637,618	63,645
Trust corpus, end of period	$2,560,300	$3,778,819	$2,560,300	$3,778,819

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

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all required information and disclosures. Therefore, this information should be read in conjunction with the Royalty Trust’s financial statements and notes contained in its annual report on Form 10-K for the year ended December 31, 2016. The information furnished herein reflects all adjustments that are, in the opinion of The Bank of New York Mellon Trust Company, N.A. (the Trustee), necessary for a fair statement of the results for the interim periods reported. All such adjustments are, in the opinion of the Trustee, of a normal recurring nature. Operating results for the three- and nine-month periods ended September 30, 2017, are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

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

Reserve Fund Short-term Investments. The Royalty Trust's reserve fund short-term investments include U.S. treasury securities with maturities of three months to one year.

Royalty Income. Royalties are recorded in royalty income on the statement of distributable income when received under the modified cash basis of accounting.

2. OVERRIDING ROYALTY INTERESTS
No impairment charges were recorded during the three- or nine-month periods ended September 30, 2017 or 2016.

The onshore Highlander subject interest is the only producing subject interest in which the Royalty Trust holds an overriding royalty interest, and began commercial production on February 25, 2015. Prior to this date there had been no commercial production of hydrocarbons from any of the subject interests. Amortization charges related to production volumes associated with the onshore Highlander subject interest reduced the carrying value of the overriding royalty interests by $539,098 and $1,584,748 for the three- and nine-month periods ended September 30, 2017, respectively, and by $734,031 and $1,896,210 for the three- and nine-month periods ended September 30, 2016, respectively. Accumulated amortization totaled $4,595,555 and $3,010,807 at September 30, 2017, and December 31, 2016, respectively.

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

3. RELATED PARTY TRANSACTIONS
Royalty Income. As of September 30, 2017, only the onshore Highlander subject interest had established commercial production. In accordance with the master conveyance, the Royalty Trust received royalties from McMoRan of $355,060 and $1,060,789 during the three- and nine-month periods ended September 30, 2017, respectively, and $249,862 and $548,824 during the three- and nine-month periods ended September 30, 2016, respectively, resulting from the onshore Highlander subject interest's production. Royalties are paid to the Royalty Trust on the last day of the month following the month in which production payments are received by McMoRan in accordance with the terms of the master conveyance. Royalties received by the Royalty Trust must first be used to (i) satisfy Royalty Trust administrative expenses and (ii) reduce Royalty Trust indebtedness. The Royalty Trust had no indebtedness outstanding as of September 30, 2017. Additionally, the Trustee has implemented a minimum cash reserve requirement of $250,000. As a result, distributions are paid to Royalty Trust unitholders only when the cumulative amount of royalties received less administrative expenses incurred and repayment of any indebtedness exceeds $250,000 (See Note 5).

Funding of Administrative Expenses. Pursuant to the royalty trust agreement, FCX has agreed to pay annual trust expenses up to a maximum amount of $350,000, with no right of repayment or interest due, to the extent the Royalty Trust lacks sufficient funds to pay administrative expenses. No such contributions by FCX were made during the three- or nine-month periods ended September 30, 2017 or 2016. In addition to such annual contributions, FCX has agreed to lend money, on an unsecured, interest-free basis, to the Royalty Trust to fund the Royalty Trust's ordinary administrative expenses as set forth in the royalty trust agreement. Since inception, FCX has loaned $650,000 to the Royalty Trust under this arrangement, all of which had been repaid as of September 30, 2017, including $500,000 during the nine-month period ended September 30, 2017.

Reserve Fund Cash, Short-term Investments and Reserve Fund Liability. Pursuant to the royalty trust agreement, FCX agreed to provide and maintain a $1.0 million stand-by reserve account or an equivalent letter of credit for the benefit of the Royalty Trust to enable the Trustee to draw on such reserve account or letter of credit to pay obligations of the Royalty Trust if its funds are inadequate to pay its obligations at any time. Currently, with the consent of the Trustee, FCX may reduce the reserve account or substitute a letter of credit with a different face amount for the original letter of credit or any substitute letter of credit. In connection with this arrangement, FCX provided $1.0 million to the Royalty Trust. The $1.0 million, plus interest collected thereon, is reflected as reserve fund cash and short-term investments, with a corresponding reserve fund liability in the accompanying Statements of Assets, Liabilities and Trust Corpus. As of September 30, 2017, the Royalty Trust had not drawn any funds from the reserve account, and FCX had not requested a reduction of such reserve account.

Compensation of the Trustee. The Royalty Trust received royalties related to the onshore Highlander subject interest beginning in the second quarter of 2015. Accordingly, the Trustee's annual compensation increased from $150,000 to $200,000 beginning in 2016. Additionally, the Trustee receives reimbursement for its reasonable out-of-pocket expenses incurred in connection with the administration of the Royalty Trust. The Trustee’s compensation is paid out of the Royalty Trust’s assets. The Trustee has a lien on the Royalty Trust’s assets to secure payment of its compensation and any indemnification expenses and other amounts to which it is entitled under the royalty trust agreement.

Royalty Trust Units Held by FCX. At September 30, 2017, the Royalty Trust had 230,172,696 royalty trust units outstanding and FCX, through its indirect wholly owned subsidiary McMoRan, held 62,286,299 royalty trust units (or 27.1% of the outstanding royalty trust units). FCX is currently the largest holder of outstanding royalty trust units.

4. CONTINGENCIES AND OTHER COMMITMENTS
Litigation. There are currently no pending legal proceedings to which the Royalty Trust is a party.

5. SUBSEQUENT EVENTS
Distributable income totaled $149,155 for the three-month period ended September 30, 2017. On October 16, 2017, the Royalty Trust declared a cash distribution of $0.000648 per unit payable on November 13, 2017 to unitholders of record on October 30, 2017. This is the first quarterly distribution made by the Royalty Trust and is not necessarily indicative of future quarterly distributions.

Natural gas (Mcf) sales volumes, average sales price and net cash proceeds available for distribution for the three-month period ended September 30, 2017, are set forth in the table below:

Natural gas (Mcf) sales volumes (a)	135,794
Natural gas (per Mcf) average sales price	$2.93
Gross proceeds	$397,699
Post-production costs and specified taxes	$(42,639)
Royalty income	$355,060
Interest and dividend income	$648
Administrative expenses	$(167,120)
Royalty income in excess of administrative expenses	$188,588
Increase to minimum cash reserve	$(39,433)
Net cash proceeds available for distribution	$149,155

(a)     Attributable to the onshore Highlander subject interest, which is the only subject interest with commercial production.

The Royalty Trust evaluated all other events subsequent to September 30, 2017, and through the date the Royalty Trust’s financial statements were issued, and determined that all events or transactions occurring during this period requiring recognition or disclosure were appropriately addressed in these financial statements.

Item 2.     Trustee's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

You should read the following discussion in conjunction with the financial statements of Gulf Coast Ultra Deep Royalty Trust (the Royalty Trust) and the related Trustee’s Discussion and Analysis of Financial Condition and Results of Operations and the discussion of its Business and Properties in the Royalty Trust's Annual Report on Form 10-K for the year ended December 31, 2016 (2016 Form 10-K), filed with the United States (U.S.) Securities and Exchange Commission (SEC). The results of operations reported and summarized below are not necessarily indicative of future operating results. Unless otherwise specified, all references to "Notes" refer to Notes to Financial Statements located in Part I, Item I. "Financial Statements" of this Form 10-Q. Also see the 2016 Form 10-K for a glossary of definitions for some of the oil and gas industry terms used in this Form 10-Q. Additionally, please refer to the section entitled "Cautionary Statement" on page 12 of this Form 10-Q. The information below has been furnished to the Trustee by Freeport-McMoRan Inc. (FCX) and FCX's indirect wholly owned subsidiary, McMoRan Oil & Gas LLC (McMoRan).

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

In connection with the merger, on June 3, 2013, (1) FCX, as depositor, McMoRan, as grantor, the Trustee and the Delaware Trustee entered into the amended and restated royalty trust agreement to govern the Royalty Trust and the respective rights and obligations of FCX, the Trustee, the Delaware Trustee, and the Royalty Trust unitholders with respect to the Royalty Trust (the royalty trust agreement); and (2) McMoRan, as grantor, and the Royalty Trust, as grantee, entered into the master conveyance of overriding royalty interests (the master conveyance) pursuant to which McMoRan conveyed to the Royalty Trust the overriding royalty interests in future production from the subject interests. Other than (a) its formation, (b) its receipt of contributions and loans from FCX for administrative and other expenses as provided for in the royalty trust agreement, (c) its payment of such administrative and other expenses, (d) its repayment of loans from FCX, (e) its receipt of the conveyance of the overriding royalty interests from McMoRan pursuant to the master conveyance, (f) its receipt of royalties from McMoRan, and (g) its pending quarterly cash distribution to unitholders, the Royalty Trust has not conducted any activities. The Trustee has no involvement with, control over, or responsibility for, any aspect of any operations on or relating to the subject interests.

The Royalty Trust received royalties related to the onshore Highlander subject interest, which is the only producing subject interest in which it holds an overriding royalty interest, beginning in the second quarter of 2015. Accordingly, the Trustee's annual compensation increased from $150,000 to $200,000 beginning in 2016. Additionally, the Trustee receives reimbursement for its reasonable out-of-pocket expenses incurred in connection with the administration of the Royalty Trust. The Trustee’s compensation is paid out of the Royalty Trust’s assets. The Trustee has a lien on the Royalty Trust’s assets to secure payment of its compensation and any indemnification expenses and other amounts to which it is entitled under the royalty trust agreement.

McMoRan previously informed the Trustee that since 2008, McMoRan's Inboard Lower Tertiary/Cretaceous drilling activities (below the salt weld, i.e., the listric fault) have confirmed McMoRan's belief relating to its geologic model and the highly prospective nature of this geologic trend. McMoRan believes that data from nine Inboard Lower Tertiary/Cretaceous wells drilled to date indicate the presence of geologic formations that are analogous to productive formations in the Deepwater Gulf of Mexico and onshore in the Gulf Coast region. Eight of these wells were included in the subject interests, along with additional exploration prospects that were also burdened by the overriding royalty interests. During 2016 and the first quarter of 2017, FCX completed the sales of oil and gas properties which represented 94% of its total proved reserves as of December 31, 2015. Although none of these transactions impacted the subject interests, McMoRan has informed the Trustee that it has no plans to pursue, has relinquished, or has allowed to expire all subject interests except for the onshore Highlander subject interest.

During the nine months ended September 30, 2017, 19,881 gross acres (12,105 acres net to McMoRan's interest) associated with the offshore Davy Jones, Hurricane and Lafitte and onshore Highlander subject interests expired or were relinquished. At September 30, 2017, McMoRan owned interests in approximately 170 oil and gas leases in the shallow waters of the Gulf of Mexico and onshore in South Louisiana, covering approximately 14,370 gross acres (7,319 acres net to McMoRan's interest) associated with the subject interests. Approximately 3% of those net acres associated with the subject interests are scheduled to expire during the remainder of 2017 and through 2019, unless a lease on such acreage is perpetuated by a lease holding operation. McMoRan has no obligation to the Royalty Trust to maintain any of the acreage scheduled to expire, and the Royalty Trust has no control over McMoRan’s decisions whether to do so or to allow the acreage to expire. Additionally, McMoRan has informed the Trustee that it is unlikely to drill additional Inboard Lower Tertiary/Cretaceous wells at the current time, considering existing natural gas prices and the cost of drilling and completing these wells. Under the operating agreement applicable to these leases, McMoRan is obligated to offer its interest in any acreage it decides to release to its co-lessees free and clear of the overriding royalty interest.

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

Currently, only the onshore Highlander subject interest has any reserves classified as proved, probable or possible and has established commercial production. The Royalty Trust has no ability to direct or influence the exploration or development of the subject interests. In addition, neither FCX nor McMoRan is under any obligation to fund or to commit any other resources to the exploration or development of the subject interests. To the extent that McMoRan does not fund the exploration and development of the subject interests, or if for any other reason sufficient production from the subject interests in commercial quantities is not achieved or maintained, Royalty Trust unitholders will not realize any value from their investment in the royalty trust units other than any distributions already received.

LIQUIDITY AND CAPITAL RESOURCES

Pursuant to the royalty trust agreement, FCX has agreed to pay annual trust expenses up to a maximum amount of $350,000, with no right of repayment or interest due, to the extent the Royalty Trust lacks sufficient funds to pay administrative expenses. No such contributions by FCX were made during the three- or nine-month periods ended September 30, 2017 or 2016. In addition to such annual contributions, FCX has agreed to lend money, on an unsecured, interest-free basis, to the Royalty Trust to fund the Royalty Trust's ordinary administrative expenses as set forth in the royalty trust agreement. Since inception, FCX has loaned $650,000 to the Royalty Trust under this arrangement, all of which had been repaid as of September 30, 2017, including $500,000 during the nine-month period ended September 30, 2017. All funds the Trustee borrows to cover expenses or liabilities, whether from FCX or from any other source, must be repaid before the Royalty Trust unitholders receive any distributions.

Pursuant to the royalty trust agreement, FCX agreed to provide and maintain a $1.0 million stand-by reserve account or an equivalent letter of credit for the benefit of the Royalty Trust to enable the Trustee to draw on such reserve account or letter of credit to pay obligations of the Royalty Trust if its funds are inadequate to pay its obligations at any time. Currently, with the consent of the Trustee, FCX may reduce the reserve account or substitute a letter of credit with a different face amount for the original letter of credit or any substitute letter of credit. In connection with this arrangement, FCX provided $1.0 million to the Royalty Trust. The $1.0 million, plus interest collected thereon, is held in reserve fund cash and short-term investments. As of September 30, 2017, the Royalty Trust had not drawn any funds from the reserve account, and FCX had not requested a reduction of such reserve account.

As of September 30, 2017, only the onshore Highlander subject interest had established commercial production. Royalties are paid to the Royalty Trust on the last day of the month following the month in which production payments are received by McMoRan in accordance with the terms of the master conveyance. In accordance with the master conveyance, the Royalty Trust received royalties from McMoRan of $355,060 and $1,060,789 during the three- and nine-month periods ended September 30, 2017, respectively, and $249,862 and $548,824 during the three- and nine-month periods ended September 30, 2016, respectively, resulting from the onshore Highlander subject interest's production.

Royalties received by the Royalty Trust must first be used to (i) satisfy Royalty Trust administrative expenses and (ii) reduce Royalty Trust indebtedness. The Royalty Trust had no indebtedness outstanding as of September 30, 2017. Additionally, the Trustee has implemented a minimum cash reserve requirement of $250,000. As a result, distributions are paid to Royalty Trust unitholders only when the cumulative amount of royalties received less administrative expenses incurred and repayment of any indebtedness exceeds $250,000. Distributable income totaled $149,155 for the three-month period ended September 30, 2017. On October 16, 2017, the Royalty Trust declared a cash distribution of $0.000648 per unit payable on November 13, 2017 to unitholders of record on October 30, 2017. This is the first quarterly distribution made by the Royalty Trust and is not necessarily indicative of future quarterly distributions.

Natural gas (Mcf) sales volumes, average sales price and net cash proceeds available for distribution for the three-month period ended September 30, 2017, are set forth in the table below:

Natural gas (Mcf) sales volumes (a)	135,794
Natural gas (per Mcf) average sales price	$2.93
Gross proceeds	$397,699
Post-production costs and specified taxes	$(42,639)
Royalty income	$355,060
Interest and dividend income	$648
Administrative expenses	$(167,120)
Royalty income in excess of administrative expenses	$188,588
Increase to minimum cash reserve	$(39,433)
Net cash proceeds available for distribution	$149,155

(a)     Attributable to the onshore Highlander subject interest, which is the only subject interest with commercial production.

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

RESULTS OF OPERATIONS

Royalty Income. As of September 30, 2017, only the onshore Highlander subject interest had established commercial production. In accordance with the master conveyance, during the three-month period ended September 30, 2017, the Royalty Trust received royalties of $355,060 from McMoRan related to 135,794 Mcf of natural gas production attributable to the onshore Highlander subject interest with average post-production costs of $0.31 per Mcf and an average receipt price of $2.93 per Mcf. During the three-month period ended September 30, 2016, the Royalty Trust received royalties of $249,862 from McMoRan related to 119,549 Mcf of natural gas production attributable to the onshore Highlander subject interest with average post-production costs of $0.26 per Mcf and an average receipt price of $2.35 per Mcf.

During the nine-month period ended September 30, 2017, the Royalty Trust received royalties of $1,060,789 from McMoRan related to 399,182 Mcf of natural gas production attributable to the onshore Highlander subject interest with average post-production costs of $0.28 per Mcf and an average receipt price of $2.94 per Mcf. During the nine-month period ended September 30, 2016, the Royalty Trust received royalties of $548,824 from McMoRan related to 308,830 Mcf of natural gas production attributable to the onshore Highlander subject interest with average post-production costs of $0.26 per Mcf and an average receipt price of $2.03 per Mcf.

Royalty income was higher during both the three- and nine-month periods ended September 30, 2017, as compared to the respective 2016 periods, primarily due to higher natural gas price realizations as well as additional production days for the Highlander well. During the nine-month period ended September 30, 2016, the Highlander well was shut-in for approximately one month for well and facility maintenance activities.

Administrative Expenses. During the three-month periods ended September 30, 2017 and 2016, the Royalty Trust paid administrative expenses of $167,120 and $105,135, respectively. During the nine-month periods ended September 30, 2017 and 2016, the Royalty Trust paid administrative expenses of $424,648 and $485,998, respectively. Administrative expenses, which consisted primarily of audit, legal and trustee expenses incurred in connection with the administration of the Royalty Trust, fluctuated for the three- and nine-month periods ended

September 30, 2017, as compared to the respective 2016 periods, primarily due to timing of payments for legal and audit fees, which are recorded in accordance with the modified cash basis of accounting.

NEW ACCOUNTING STANDARDS

The Royalty Trust does not expect recently issued accounting standards to have a significant impact on its future financial statements and disclosures.

CAUTIONARY STATEMENT

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are all statements other than statements of historical facts, such as any statements regarding the future financial condition of the Royalty Trust or the trading market for the royalty trust units, all statements regarding McMoRan’s plans for the subject interests, the potential results of any drilling on the subject interests by the applicable operator, anticipated interests of McMoRan and the Royalty Trust in any of the subject interests, McMoRan’s geologic model and the nature of the geologic trend in the Gulf of Mexico and onshore in South Louisiana discussed in this Form 10-Q, the amount and date of quarterly distributions to unitholders, and all statements regarding any belief or understanding of the nature or potential of the subject interests. The words “anticipates,” “may,” “can,” “plans,” “believes,” “estimates,” “expects,” “projects,” “intends,” “likely,” “will,” “should,” “to be,” "potential," and any similar expressions and/or statements that are not historical facts are intended to identify those assertions as forward-looking statements.

Forward-looking statements are not guarantees or assurances of future performance and actual results may differ materially from those anticipated, projected or assumed in the forward-looking statements. Important factors that may cause actual results to differ materially from those anticipated by the forward-looking statements include, but are not limited to: FCX's future plans for its remaining oil and gas properties, the risk that the subject interests will not produce additional hydrocarbons; general economic and business conditions; variations in the market demand for, and prices of, oil and natural gas; drilling results; changes in oil and natural gas reserve expectations; the potential adoption of new governmental regulations; decisions by FCX or McMoRan not to develop the subject interests; any inability of FCX or McMoRan to develop the subject interests; damages to facilities resulting from natural disasters or accidents; fluctuations in the market price, volume and frequency of the trading market for the royalty trust units; the amount of cash received or expected to be received by the Trustee from the underlying subject interests on or prior to a record date for a quarterly cash distributions; and other factors described in Part I, Item 1A. "Risk Factors" in the 2016 Form 10-K, as updated by the Royalty Trust's subsequent filings with the SEC. Any differences in actual cash receipts by the Royalty Trust could affect the amount of quarterly cash distributions.

Investors are cautioned that current production rates may not be indicative of future production rates or of the amounts of hydrocarbons that a well may produce, and that many of the assumptions upon which forward-looking statements are based are likely to change after such forward-looking statements are made, which the Royalty Trust cannot control. The Royalty Trust cautions investors that it does not intend to update its forward-looking statements, notwithstanding any changes in assumptions, changes in business plans, actual experience, or other changes, and the Royalty Trust undertakes no obligation to update any forward-looking statements except as required by law.

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

(b) Changes in internal control over financial reporting. During the quarter ended September 30, 2017, there has been no change in the Royalty Trust's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Royalty Trust's internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of FCX.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

There are currently no pending legal proceedings to which the Royalty Trust is a party.

Item 6.    Exhibits.
The following exhibits are filed or furnished as part of this quarterly report on Form 10-Q:

Filed or
Furnished
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

Date: November 13, 2017

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