Form 10-K
period 2017-12-31
Gulf Coast Ultra Deep Royalty Trust
filed 2018-03-23
CIK 1565146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to
Commission File Number: 001-36386

Gulf Coast Ultra Deep Royalty Trust
(Exact name of registrant as specified in its charter)

Delaware	46-6448579
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

The Bank of New York Mellon Trust Company, N.A., as trustee 601 Travis Street, 16th Floor
Houston, TX	77002
(Address of principal executive offices)	(Zip Code)

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

The aggregate market value of royalty trust units held by non-affiliates of the registrant was $7.3 million on June 30, 2017.

On February 28, 2018, there were outstanding 230,172,696 royalty trust units representing beneficial interests in the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

NONE
Gulf Coast Ultra Deep Royalty Trust
Annual Report on Form 10-K for
the fiscal year ended December 31, 2017

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (Form 10-K) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). Forward-looking statements are all statements other than statements of historical facts, such as any statements regarding the future financial condition of Gulf Coast Ultra Deep Royalty Trust (the Royalty Trust) or the trading market for the royalty trust units, all statements regarding McMoRan Oil & Gas LLC’s (McMoRan) plans for the subject interests (as defined in this Form 10-K); the potential results of any drilling on the subject interests by the applicable operator; anticipated interests of McMoRan and the Royalty Trust in any of the subject interests; McMoRan’s geologic model and the nature of the geologic trend in the Gulf of Mexico and onshore in South Louisiana discussed in this Form 10-K; all statements regarding any belief or understanding of the nature or potential of the subject interests; and estimates regarding the anticipated effects of the Tax Cuts and Jobs Act (“TCJA”) enacted on December 22, 2017. The words “anticipates,” “may,” “can,” “plans,” “believes,” “estimates,” “expects,” “projects,” “intends,” “likely,” “will,” “should,” “to be,” "potential," and any similar expressions and/or statements that are not historical facts are intended to identify those assertions as forward-looking statements.

Forward-looking statements are not guarantees or assurances of future performance and actual results may differ materially from those anticipated, projected or assumed in the forward-looking statements. Important factors that may cause actual results to differ materially from those anticipated by the forward-looking statements include, but are not limited to Freeport-McMoRan Inc.'s (FCX) future plans for its remaining oil and gas properties; the risk that the subject interests will not produce additional hydrocarbons; general economic and business conditions; variations in the market demand for, and prices of, oil and natural gas; drilling results; changes in oil and natural gas reserve expectations; the potential adoption of new governmental regulations; decisions by FCX or McMoRan not to develop and/or transfer the subject interests; any inability of FCX or McMoRan to develop the subject interests; damages to facilities resulting from natural disasters or accidents; fluctuations in the market price, volume and frequency of the trading market for the royalty trust units; the amount of cash received or expected to be received by the Trustee from the underlying subject interests on or prior to a record date for a cash distribution; additional implementation guidance, changes in assumptions, and potential future refinements of or revisions to calculations; and other factors described in Part I, Item 1A. “Risk Factors” of this Form 10-K. Any differences in actual cash receipts by the Royalty Trust could affect the amount of cash distributions.

Investors are cautioned that test results and current production rates may not be indicative of future production rates or of the amounts of hydrocarbons that a well may produce, and that many of the assumptions upon which forward-looking statements are based are likely to change after such forward-looking statements are made, which the Royalty Trust cannot control. The Royalty Trust cautions investors that it does not intend to update its forward-looking statements, notwithstanding any changes in assumptions, changes in business plans, actual experience, or other changes, and the Royalty Trust undertakes no obligation to update any forward-looking statements except as required by law.

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

References to “we,” “us,” and “our” refer to the Royalty Trust. References to “Notes” refer to the Notes to the Financial Statements included herein (refer to Part II, Item 8. "Financial Statements and Supplementary Data" of this Form 10-K). We have also provided a glossary of definitions for some of the oil and gas industry terms we use in this Form 10-K beginning on page 49.

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

FCX's oil and gas assets are held through its wholly owned subsidiary, FCX Oil & Gas LLC (FM O&G). As a result of the merger, MMR and McMoRan Oil & Gas LLC (McMoRan) are both indirect wholly owned subsidiaries of FM O&G.

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

As described below, as of December 31, 2017, only the onshore Highlander subject interest had any reserves classified as proved, probable or possible and had established commercial production. During 2016 and the first quarter of 2017, FCX completed sales of oil and gas properties representing in the aggregate 94% of its total proved reserves as of December 31, 2015. Although none of these transactions impacted the subject interests, McMoRan has informed the Trustee that it has no plans to pursue, has relinquished, or has allowed to expire all subject interests except for the onshore Highlander subject interest. Additionally, McMoRan has informed the Trustee that it is unlikely to drill additional wells on the onshore Highlander subject interest at the current time, considering existing natural gas prices and the cost of drilling and completing these wells. Under the operating agreement applicable to the leases associated with the subject interests, McMoRan is obligated to offer its interest in any acreage it decides to release to its co-lessees free and clear of the overriding royalty interest.

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
As of December 31, 2017, FCX owned 27.1% of the outstanding royalty trust units. All information in this Form 10-K regarding the subject interests has been furnished to the Trustee by FCX and McMoRan. The reserve estimates have been prepared by independent petroleum engineers as described herein, based on information furnished by FM O&G subsidiaries.

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

The only assets of the Royalty Trust are the overriding royalty interests and the only investment activity the Trustee may engage in is the investment of cash on hand. Other than (a) its formation, (b) its receipt of contributions and loans from FCX for administrative and other expenses as provided for in the royalty trust agreement, (c) its payment of such administrative and other expenses, (d) its repayment of loans from FCX, (e) its receipt of the conveyance of the overriding royalty interests from McMoRan pursuant to the master conveyance, (f) its receipt of royalties from McMoRan, and (g) its cash distributions to unitholders, if any, the Royalty Trust has not conducted any activities. The Trustee has no involvement with, control over, or responsibility for, any aspect of any operations on or relating to the subject interests.

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

Pursuant to the royalty trust agreement, FCX has agreed to pay annual trust expenses up to a maximum amount of $350,000, with no right of repayment or interest due, to the extent the Royalty Trust lacks sufficient funds to pay administrative expenses. No such contributions were made during the years ended December 31, 2017, and December 31, 2016. In addition to such annual contributions, FCX has agreed to lend money, on an unsecured, interest-free basis, to the Royalty Trust to fund the Royalty Trust's ordinary administrative expenses as set forth in the royalty trust agreement. Since inception, FCX has loaned $650,000 to the Royalty Trust under this arrangement, all of which had been repaid prior to December 31, 2017, including $500,000 during 2017, and no amounts were outstanding at December 31, 2017. All funds the Trustee borrows to cover expenses or liabilities, whether from FCX or from any other source, must be repaid before the Royalty Trust unitholders will receive any distributions.

Pursuant to the royalty trust agreement, FCX agreed to provide and maintain a $1.0 million stand-by reserve account or an equivalent letter of credit for the benefit of the Royalty Trust to enable the Trustee to draw on such reserve account or letter of credit to pay obligations of the Royalty Trust if its funds are inadequate to pay its obligations at any time. Currently, with the consent of the Trustee, FCX may reduce the reserve account or substitute a letter of credit with a different face amount for the original letter of credit or any substitute letter of credit. In connection with this arrangement, FCX has provided $1.0 million in the form of a reserve fund cash account to the Royalty Trust. As of December 31, 2017, the Royalty Trust had not drawn any funds from the reserve account, and FCX had not requested a reduction of such reserve account.

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

Compensation of the Trustee. The Trustee’s annual compensation has been $200,000 since 2016, when it increased from $150,000 as a result of the Royalty Trust’s receipt of royalties related to production from the onshore Highlander subject interest beginning in the second quarter of 2015. Additionally, the Trustee receives reimbursement for its reasonable out-of-pocket expenses incurred in connection with the administration of the Royalty Trust. In the event of litigation involving the Royalty Trust, audits or inspection of the records of the Royalty Trust pertaining to the transactions affecting the Royalty Trust or any other unusual or extraordinary services rendered in connection with the administration of the Royalty Trust, the Trustee would be entitled to receive additional reasonable compensation for the services rendered, including the payment of the Trustee’s standard rates for all time spent by personnel of the Trustee on such matters. The Trustee’s compensation is paid out of the Royalty Trust's assets. The Trustee has a lien on the Royalty Trust’s assets to secure payment of its compensation and any indemnification expenses and other amounts to which it is entitled under the royalty trust agreement.

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

FCX Call Rights. FCX has a call right with respect to the outstanding royalty trust units at $10 per royalty trust unit, which may not be exercised prior to June 3, 2018.  In addition, at any time after June 3, 2018, if the royalty trust units are then listed for trading or admitted for quotation on a national securities exchange or any quotation system and the volume weighted average price per royalty trust unit is equal to $0.25 or less for the immediately preceding consecutive nine-month period, FCX may purchase all, but not less than all, of the outstanding royalty trust units at a price of $0.25 per royalty trust unit so long as FCX tenders payment within 30 days following the end of such nine-month period. The volume weighted average price per royalty trust unit was $0.04 for the nine-month period ended March 15, 2018.

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

Distributions and Income Computations. Royalties received by the Royalty Trust must first be used to (i) satisfy Royalty Trust administrative expenses and (ii) reduce Royalty Trust indebtedness. The Royalty Trust had no indebtedness outstanding as of December 31, 2017. Additionally, the Trustee has established a minimum cash reserve of $250,000. As a result, distributions will be made to Royalty Trust unitholders only when royalties received less administrative expenses incurred and repayment of any indebtedness exceeds the $250,000 minimum cash reserve. Distributable income totaled $356,486 for the year ended December 31, 2017. On January 17, 2018, the Royalty Trust declared a cash distribution of $0.000901 per unit payable on February 13, 2018, to unitholders of record on January 30, 2018, and on October 16, 2017, the Royalty Trust declared a cash distribution of $0.000648 per unit payable on November 13, 2017, to unitholders of record on October 30, 2017. The Royalty Trust has made no other distributions to date, and these distributions are not necessarily indicative of future distributions. There was no distributable income for the year ended December 31, 2016 or any prior periods. The Royalty Trust's only other sources of liquidity are mandatory annual contributions, any loans and the required standby reserve account or letter of credit from FCX. As a result, any material adverse change in FCX's or McMoRan's financial condition or results of operations could materially and adversely affect the Royalty Trust and the underlying royalty trust units. Royalty Trust unitholders that own their royalty trust units on the close of business on the record date for each calendar quarter will receive a pro-rata distribution of the amount of the cash available for distribution generally 10 business days after the quarterly record date.
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

The subject interests originally consisted of 20 specified Inboard Lower Tertiary/Cretaceous prospects (with target depths generally greater than 18,000 feet total vertical depth) located in the shallow waters of the Gulf of Mexico and onshore in South Louisiana. The offshore subject interests consisted of the following exploration prospects: (1) Barataria; (2) Barbosa; (3) Blackbeard East; (4) Blackbeard West; (5) Blackbeard West #3; (6) Bonnet; (7) Calico Jack; (8) Captain Blood; (9) Davy Jones; (10) Davy Jones West; (11) Drake; (12) England; (13) Hook; (14) Hurricane; (15) Lafitte; (16) Morgan; and (17) Queen Anne's Revenge. The onshore subject interests consisted of (1) Highlander; (2) Lineham Creek; and (3) Tortuga. Other than the onshore Highlander subject interest, which began commercial production on February 25, 2015, the onshore subject interests remained exploration prospects. McMoRan owns 72% of the working interest associated with the onshore Highlander subject interest. The overriding royalty interests in future production from the subject interests burdened all of McMoRan's leasehold interests associated with such prospects as of December 5, 2012, and also burdened any leasehold interests associated with such prospects that McMoRan acquired on or before December 5, 2017, up to the estimated working interests reflected in the master conveyance (subject to McMoRan's right to dispose of a portion of the working interests to a percentage not less than the estimated working interests reflected in the master conveyance). Each of the overriding royalty interests has been, or will be, proportionately reduced based on McMoRan's working interest to equal the product of 5% multiplied by a fraction, the numerator of which is the working interest held by McMoRan and its affiliates associated with the applicable subject interest (subject to a cap equal to McMoRan's estimated working interest (equal to the working interest McMoRan owns or expects to acquire and as reflected in the master conveyance) associated with each subject interest, on a prospect-by-prospect basis) and the denominator of which is 100%.

As of December 5, 2012, the date of the merger agreement, the subject interests comprised all of McMoRan's Inboard Lower Tertiary/Cretaceous exploration prospects. Additional Inboard Lower Tertiary/Cretaceous exploration prospects developed by McMoRan (other than those reflected below), if any, will not be included in the subject interests. As of December 31, 2017, McMoRan had acquired working interests in additional Inboard Lower Tertiary/Cretaceous exploration prospects that are not part of the subject interests.

As of December 31, 2017, only the onshore Highlander subject interest had any reserves classified as proved, probable or possible and had established commercial production. During 2016 and the first quarter of 2017, FCX completed sales of oil and gas properties representing in the aggregate 94% of its total proved reserves as of December 31, 2015. Although none of these transactions impacted the subject interests, McMoRan has informed the Trustee that it has no plans to pursue, has relinquished, or has allowed to expire all subject interests except for the onshore Highlander subject interest. Additionally, McMoRan has informed the Trustee that it is unlikely to drill additional wells on the onshore Highlander subject interest at the current time, considering existing natural gas prices and the cost of drilling and completing these wells. Under the operating agreement applicable to the leases associated with the subject interests, McMoRan is obligated to offer its interest in any acreage it decides to release to its co-lessees free and clear of the overriding royalty interest.

Exploratory and Development Drilling. McMoRan did not drill any exploration or development wells on the subject interests during the years ended December 31, 2017, and December 31, 2016. Additionally, there were no in-progress or suspended wells associated with the subject interests during the years ended December 31, 2017, and December 31, 2016.

The onshore Highlander subject interest is the only producing subject interest and began commercial production on February 25, 2015. Prior to this date, there had been no commercial production of hydrocarbons from any of the subject interests. During the year ended December 31, 2017, the Royalty Trust received royalties of $1,376,758 from McMoRan related to 525,972 thousand cubic feet (Mcf) of natural gas production attributable to the onshore Highlander subject interest with average post-production expense costs of $0.30 per Mcf and an average receipt price of $2.91 per Mcf. During the year ended December 31, 2016, the Royalty Trust received royalties of $835,963 from McMoRan related to 420,468 Mcf of natural gas production attributable to the onshore Highlander subject interest with average post-production expense costs of $0.25 per Mcf and an average receipt price of $2.24 per Mcf.

Acreage. During the year ended December 31, 2017, 19,945 gross acres (12,167 acres net to McMoRan's interest) associated with the offshore Davy Jones, Hurricane and Lafitte and onshore Highlander subject interests expired or were relinquished. At December 31, 2017, McMoRan owned interests in approximately 170 oil and gas leases in the shallow waters of the Gulf of Mexico and onshore in South Louisiana, covering approximately 14,306 gross acres (7,257 acres net to McMoRan's interests) associated with the subject interests. Approximately 3% of those net acres associated with the subject interests are scheduled to expire between 2018 and 2020, unless a lease on such acreage is perpetuated by a lease holding operation. Whether or not McMoRan maintains the acreage scheduled to expire is determined by McMoRan's current and future plans, over which the Royalty Trust has no control. McMoRan has informed the Trustee that it has no plans to pursue, has relinquished, or has allowed to expire all subject interests except for the onshore Highlander subject interest. Additionally, McMoRan has informed the Trustee that it is unlikely to drill additional wells on the onshore Highlander subject interest at the current time, considering existing natural gas prices and the cost of drilling and completing these wells. Under the operating agreement applicable to the leases associated with the subject interests, McMoRan is obligated to offer its interest in any acreage it decides to release to its co-lessees free and clear of the overriding royalty interest.

The following table reflects the oil and gas acreage associated with the subject interests in which McMoRan owned rights to the related leases as of December 31, 2017.

	Developed		Undeveloped (a)
	Gross	Net	Gross	Net
	Acres	Acres	Acres	Acres
Offshore (federal waters)	—	—	5,000	600
Onshore South Louisiana	9,000	6,463	306	194
Total as of December 31, 2017	9,000	6,463	5,306	794

(a)
As a result of impairment charges recorded in 2015 and prior years, there is no carrying value associated with undeveloped acreage remaining at December 31, 2017 as McMoRan has informed the Trustee that it has no plans to pursue any of the subject interests associated with this acreage.

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

The internal reservoir engineering staff is supervised by FM O&G's Vice President of Operations, who has 36 years of technical experience in petroleum engineering and reservoir evaluation and analysis. This individual directs the activities of its internal reservoir engineering staff for the internal reserve estimation process and also to provide the appropriate data to NSAI for the year-end oil and gas reserves estimation process. The preparation of proved oil and gas reserve estimates are completed in accordance with McMoRan's internal control procedures. These procedures, which are intended to ensure reliability of reserve estimations, include (i) the review and verification of historical production data, (ii) the review by FM O&G's Vice President of Operations of annually reported proved reserves, including the review of significant reserve changes and new proved undeveloped reserves additions, if any, (iii) the verification of property ownership by McMoRan’s land department; and (iv) none of McMoRan's employee’s compensation being tied to the amount of reserves reported.

Proved Reserves. Proved reserve volumes attributable to the subject interests have been determined in accordance with SEC guidelines, which require the use of an average price, calculated as the twelve-month historical average of the first-day-of-the-month historical reference price as adjusted for location and quality differentials, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions and the impact of derivatives. The reference price for reserve determination is the Henry Hub spot price for natural gas, which was $2.98 per million British thermal units (MMBtu) as of December 31, 2017. The price is held constant throughout the life of the property, except where such guidelines permit alternate treatment, including the use of fixed and determinable contractual escalations. In accordance with the guidelines, the average realized price used in McMoRan's reserve reports as of December 31, 2017, was $2.84 per Mcf of natural gas. All of the natural gas reserves attributable to the subject interests are located in the U.S. There were no oil reserves as of December 31, 2017.

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

Proved reserves represent quantities of oil and natural gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, and under existing economic conditions, operating methods and government regulations. The term “reasonable certainty” implies a high degree of confidence that the quantities of oil and natural gas actually recovered will equal or exceed the estimate. The following table presents estimated proved reserves attributable to the subject interests as of December 31, 2017:

Natural Gas
(MMcf)

Proved developed	1,528
Proved undeveloped	—
Total proved reserves	1,528

The following table reflects the present value of estimated future net cash flows before income taxes from the production and sale of estimated proved reserves attributable to the subject interests reconciled to the standardized measure of discounted net cash flows (standardized measure) at December 31, 2017.

Estimated undiscounted future net cash flows before income taxes	$3,713,800
Present value of estimated future net cash flows before income taxes (PV-10) (a), (b)	$3,263,600
Discounted future income taxes (c)	—
Standardized measure (See Note 9)	$3,263,600

(a)
In accordance with SEC guidelines, estimates of future net cash flows from proved reserves and the present value thereof are made using the twelve-month average of the first-day-of-the-month historical reference prices as adjusted for location and quality differentials. The reference price as of December 31, 2017, was $2.98 per MMBtu of natural gas. These prices are held constant throughout the life of the oil and natural gas properties, except where such guidelines permit alternate treatment, including the use of fixed and determinable contractual price escalations. In accordance with the guidelines, the average realized price used in the Royalty Trust reserve report as of December 31, 2017, was $2.84 per Mcf of natural gas. The Royalty Trust's reference prices are the Henry Hub spot price for natural gas.

(b)
The present value of estimated future net cash flows before income taxes (PV-10) is not considered a U.S. generally accepted accounting principle (GAAP) financial measure. The Royalty Trust believes that the PV-10 presentation is relevant and useful to its investors because it presents the discounted future net cash flows attributable to the subject interest's proved reserves. PV-10 is not a measure of financial or operating performance under GAAP and is not intended to represent the current market value of our estimated oil and natural gas reserves. PV-10 should not be considered in isolation or as a substitute for the standardized measure of discounted future net cash flows as defined under GAAP. See Note 9 to the Notes to Financial Statements located in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K.

(c)	For tax reporting purposes, the Royalty Trust is considered a non-taxable "pass-through" entity, see Note 4.

Refer to Note 8 to the Notes to Financial Statements located in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K for further discussion of proved reserves.

Production and Productive Well Interests. As of December 31, 2017, only the onshore Highlander subject interest had established commercial production, which began on February 25, 2015. Prior to this date there had been no commercial production of hydrocarbons from any of the subject interests. During the year ended December 31, 2017, the Royalty Trust received royalties of $1,376,758 from McMoRan related to 525,972 Mcf of natural gas production attributable to the onshore Highlander subject interest with average post-production expense costs of $0.30 per Mcf and an average receipt price of $2.91 per Mcf. During the year ended December 31, 2016, the Royalty Trust received royalties of $835,963 from McMoRan related to 420,468 Mcf of natural gas production attributable to the onshore Highlander subject interest with average post-production expense costs of $0.25 per Mcf and an average receipt price of $2.24 per Mcf.

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

Federal Leases.  As of December 31, 2017, there is one offshore lease located in federal waters on the Gulf of Mexico’s outer continental shelf relating to the subject interests. McMoRan has informed the Trustee that it does not plan to develop or further develop the subject interest associated with this lease.

Federal offshore leases are administered by the BOEM and the BSEE. The lease was obtained through competitive bidding, contains relatively standard terms and requires compliance with detailed BOEM regulations, BSEE regulations and the Outer Continental Shelf Lands Act (OCSLA), each of which is subject to interpretation and change. Lessees must obtain BOEM approval for exploration, development and production plans prior to the commencement of offshore operations. In addition, approvals and permits are required from other agencies such as the U.S. Coast Guard and the Environmental Protection Agency (EPA). BSEE has regulations requiring offshore production facilities and pipelines located on the outer continental shelf to meet stringent engineering and construction specifications, and has proposed and/or promulgated additional safety-related regulations concerning the design and operating procedures of these facilities and pipelines, including regulations to safeguard against or respond to well blowouts and other catastrophes. BSEE regulations also restrict the flaring or venting of natural gas and prohibit the flaring of liquid hydrocarbons and oil without prior authorization.

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

McMoRan has informed the Trustee that it has no plans to pursue, has relinquished, or has allowed to expire all subject interests except for the onshore Highlander subject interest. Additionally, McMoRan has informed the Trustee that it is unlikely to drill additional wells on the onshore Highlander subject interest at the current time, considering existing natural gas prices and the cost of drilling and completing these wells. To the extent that McMoRan does not fund the exploration and development of the subject interests, or if for any other reason sufficient production from the onshore Highlander subject interest is not maintained in commercial quantities, Royalty Trust unitholders will not realize any additional value from their investment in the royalty trust units.

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
On an international level, the United States is one of almost 200 nations that agreed in December 2015 to an international climate change agreement in Paris, France that calls for countries to set their own GHG emissions targets and disclose the measures each country will use to achieve its GHG emissions targets (the “Paris Agreement”). However, the Paris Agreement does not impose any binding obligations on the United States. Moreover, in June 2017, President Trump stated that the United States would withdraw from the Paris Agreement, but may enter into a future international agreement related to GHGs. In August 2017, the U.S. State Department officially informed the United Nations of the intent of the United States to withdraw from the Paris Climate Agreement. The United States’ adherence to the exit process is uncertain and/or the terms on which the United States may reenter the Paris Agreement or a separately negotiated agreement are unclear at this time. The adoption and implementation of any laws or regulations imposing reporting obligations on, or limiting emissions of GHG from operations could require additional costs incurred to reduce emissions of GHGs associated with operations or could adversely affect demand for the oil, natural gas and NGL production attributable to the overriding royalty interests, and thus possibly have a material adverse effect on the Royalty Trust’s revenues.
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
Additionally, future price fluctuations for oil and natural gas will directly affect the amount of distributions to Royalty Trust unitholders and will also affect estimates of reserves attributable to the overriding royalty interests and estimated and actual future net revenues of the Royalty Trust. Neither McMoRan nor the Royalty Trust can make reliable predictions of future oil and natural gas supply and demand or future product prices. For more information regarding risks associated with oil and natural gas production and commodity price fluctuations, see Part I, Item 1A. “Risk Factors” of this Form 10-K.
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
TAX CONSIDERATIONS

The following is a summary of certain U.S. federal income tax matters that may be relevant to the Royalty Trust unitholders. This summary is based upon current provisions of the Internal Revenue Code of 1986, as amended (the “Code”), existing and proposed Treasury regulations thereunder and current administrative rulings and court decisions, all of which are subject to changes that may or may not be retroactively applied. No attempt has been made in the following summary to comment on all U.S. federal income tax matters affecting the Royalty Trust or the Royalty Trust unitholders.
The summary has limited application to non-U.S. persons and persons subject to special tax treatment such as, without limitation: banks, insurance companies or other financial institutions; Royalty Trust unitholders subject to the alternative minimum tax; tax-exempt organizations; dealers in securities or commodities; regulated investment companies; real estate investment trusts; traders in securities that elect to use a mark-to-market method of accounting for their securities holdings; non-U.S. Royalty Trust unitholders that are “controlled foreign corporations” or “passive foreign investment companies”; persons that are S-corporations, partnerships or other pass-through entities; persons that own their interest in the Royalty Trust Units through S-corporations, partnerships or other pass-through entities; persons that at any time own more than 5% of the aggregate fair market value of the Royalty Trust Units; expatriates and certain former citizens or long-term residents of the United States; U.S. Royalty Trust unitholders whose functional currency is not the U.S. dollar; persons who hold the Royalty Trust Units as a position in a hedging transaction, “straddle”, “conversion transaction” or other risk reduction transaction; or persons deemed to sell the Royalty Trust Units under the constructive sale provisions of the Code. Each Royalty Trust unitholder should consult his own tax advisor with respect to his particular circumstances.
Tax counsel to the special committee of the board of directors of MMR advised the Royalty Trust at the time of formation that, for U.S. federal income tax purposes, in its opinion, the Royalty Trust would be treated as a grantor trust and not as an unincorporated business entity. No ruling has been or will be requested from the IRS or another taxing authority. The Tax Cuts and Jobs Act (the Act) enacted on December 22, 2017, includes significant modifications to existing U.S. tax laws. Aside from lowering corporate and individual rates, the Act did not impact the tax status of the Royalty Trust or the way unitholders will be taxed.

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

The widely held fixed investment trust reporting requirements provide for the dissemination of trust tax information by the trustee to intermediaries who are ultimately responsible for reporting the investor-specific information through Form 1099 to the investors and the IRS. Every trustee or intermediary that is required to file a Form 1099 for a Royalty Trust unitholder must furnish a written tax information statement that is in support of the amounts as reported on the applicable Form 1099 to the Royalty Trust unitholder. In compliance with the reporting requirements of the Treasury regulations for non-mortgage widely held fixed investment trusts and the dissemination of Royalty Trust tax reporting information, the Trustee provides a generic tax information reporting booklet which is intended to be used only to assist Royalty Trust unitholders in the preparation of their 2017 U.S. federal and state income tax returns. This tax information booklet can be obtained at http://gultu.investorhq.businesswire.com/. Any generic tax information provided by the Trustee is intended to be used only to assist Royalty Trust unitholders in the preparation of their U.S. federal and state income tax returns.

If the Royalty Trust were classified as a business entity, it would be taxable as a partnership unless it failed to meet certain qualifying income tests applicable to “publicly traded partnerships.” The income of the Royalty Trust is expected to meet such qualifying income tests. As a result, even if the Royalty Trust were considered to be a publicly traded partnership it should not be taxable as a corporation. The principal tax consequence of the Royalty

Trust's possible categorization as a partnership rather than a grantor trust is that all Royalty Trust unitholders would be required to report their share of taxable income from the Royalty Trust on the accrual method of accounting regardless of their own method of accounting. As a result, the Royalty Trust's tax reporting requirements would be more complex and costly to implement and maintain, and any distributions to Royalty Trust unitholders could be reduced as a result.

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

The value of the royalty trust units is uncertain. As of March 15, 2018, only the onshore Highlander subject interest has any reserves classified as proved, probable or possible and has established commercial production.

The Royalty Trust's only assets and sources of income are the overriding royalty interests burdening the subject interests. The overriding royalty interests entitle the Royalty Trust to receive a portion of the proceeds derived from the sale of hydrocarbons associated with the subject interests, if any. As of March 15, 2018, only the onshore Highlander subject interest has any reserves classified as proved, probable or possible and has established commercial production. Other than the onshore Highlander subject interest, whose well began commercial production on February 25, 2015, the subject interests remain "exploration concepts."

Distributable income totaled $356,486 for the year ended December 31, 2017. On January 17, 2018, the Royalty Trust declared a cash distribution of $0.000901 per unit payable on February 13, 2018 to unitholders of record on January 30, 2018 and on October 16, 2017, the Royalty Trust declared a cash distribution of $0.000648 per unit payable on November 13, 2017 to unitholders of record on October 30, 2017. The Royalty Trust has made no other distributions to date, and these distributions are not necessarily indicative of future distributions.

The Royalty Trust has no ability to direct or influence the exploration or development of the subject interests. In addition, neither FCX nor McMoRan is under any obligation to fund or to commit any resources to the exploration or development of the subject interests. During 2016 and the first quarter of 2017, FCX completed sales of oil and gas properties representing in the aggregate 94% of its total proved reserves as of December 31, 2015. Although none of these transactions impacted the subject interests, McMoRan has informed the Trustee that it has no plans to pursue, has relinquished, or has allowed to expire all subject interests except for the onshore Highlander subject interest. Additionally, McMoRan has informed the Trustee that it is unlikely to drill additional wells on the onshore Highlander subject interest at the current time, considering existing natural gas prices and the cost of drilling and completing these wells. Under the operating agreement applicable to the leases associated with the subject interests, McMoRan is obligated to offer its interest in any acreage it decides to release to its co-lessees free and clear of the overriding royalty interest.

To the extent that McMoRan does not fund the exploration and development of the subject interests, or if for any other reason sufficient production from the subject interests is not maintained in commercial quantities, Royalty Trust unitholders will not realize any additional value from their investment in the royalty trust units.

Future Royalty Trust distributions are uncertain because the Royalty Trust does not control the operations of the subject interests and any royalties received must exceed administrative expenses, any indebtedness and a minimum cash requirement.

The Royalty Trust has no control over the operations of the subject interests, which are necessary to generate any royalties to be distributed to the unitholders. In addition, any royalties received by the Royalty Trust must first be used to (i) satisfy Royalty Trust administrative expenses and (ii) reduce Royalty Trust indebtedness. Lastly, the Trustee has established a minimum cash reserve of $250,000, which was in place as of December 31, 2017. As a result, distributions will be made to Royalty Trust unitholders only when royalties received less administrative expenses incurred and repayment of all indebtedness exceeds the $250,000 minimum cash reserve.

Even though distributions were paid to Royalty Trust unitholders in 2017 and have been declared so far in 2018, there can be no assurance that distributions will be made in the future. The Royalty Trust's only other sources of liquidity are mandatory annual contributions, any loans and the required standby reserve account or letter of credit from FCX. As a result, any material adverse change in FCX's or McMoRan's financial condition or results of operations could materially and adversely affect the Royalty Trust and the underlying royalty trust units.

Oil and natural gas prices fluctuate due to a number of factors that are beyond the control of the Royalty Trust, FCX and McMoRan, and lower prices could reduce proceeds to the Royalty Trust and cash distributions to Royalty Trust unitholders.

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

The downward pressure on oil and natural gas prices that began in mid-2014 and continued through 2016, stabilized in 2017 and early 2018. During 2017, the New York Mercantile Exchange (NYMEX) natural gas price fluctuated from a low of $2.52 per MMBtu to a high of $3.57 per MMBtu and the West Texas Intermediate (WTI) crude oil price ranged from a low of $42.05 per barrel to a high of $60.51 per barrel. During the first quarter of 2018, natural gas prices remained steady since year end 2017, and on March 15, 2018, the NYMEX natural gas price was $2.68 per MMBtu. On March 15, 2018, the WTI crude oil price per barrel was $61.19. Royalties that the Royalty Trust receives from its share of production will be reduced as a result of lower natural gas prices. As a result, future distributions from the Royalty Trust to its unitholders could be reduced or discontinued. In addition, lower oil and natural gas prices reduce the likelihood that the subject interests will be developed or that any oil or natural gas discovered will be economic to produce. McMoRan has informed the Trustee that it has no plans to pursue, has relinquished, or has allowed to expire all subject interests except for the onshore Highlander subject interest. Additionally, McMoRan has informed the Trustee that it is unlikely to drill additional wells on the onshore Highlander subject interest at the current time, considering existing natural gas prices and the cost of drilling and completing these wells. The volatility of energy prices reduces the accuracy of estimates of future cash distributions to the Royalty Trust unitholders and could affect the value of the royalty trust units.

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

During 2016, the Royalty Trust did not demonstrate compliance with the minimum bid price requirement of the OTCQX U.S. tier of the over-the-counter, or OTC, markets (OTCQX U.S.), and as such, on October 21, 2016, the royalty trust units moved from the OTCQX U.S. to the OTC Pink tier of the OTC markets. The OTC Pink is a significantly more limited market than the national securities exchanges, which could adversely affect the market price, trading volume, liquidity and resale price of the royalty trust units.

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

Additionally, the royalty trust units could become subject to the SEC’s “penny stock” regulations. The SEC defines a “penny stock” as any equity security that has a market price of less than $5.00 per share subject to certain exceptions, including securities of issuers with net tangible assets in excess of $2.0 million that have been in continuous operation for at least three years. The Royalty Trust had approximately $3.5 million in net tangible assets at December 31, 2017. If the royalty trust units become subject to the SEC’s penny stock regulations, brokers may be less willing to execute transactions in the royalty trust units as a result of the requirements imposed by these regulations, which could further limit the liquidity of the royalty trust units. The closing bid price for the royalty trust units was $0.05 on March 15, 2018.

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

Fluctuations in the volume of the trading market may have a negative effect on the market price for the royalty trust units. Accordingly, Royalty Trust unitholders may not be able to realize a fair price when they determine to sell their royalty trust units or may have to hold them for a substantial period of time until the market for the royalty trust units improves, if it does at all. FCX has a call right with respect to the outstanding royalty trust units at $10 per royalty trust unit, which may not be exercised prior to June 3, 2018. This call right could impose a ceiling on the price of the royalty trust units. In addition, at any time after June 3, 2018, if the royalty trust units are then listed for trading or admitted for quotation on a national securities exchange or any quotation system and the volume weighted average price per royalty trust unit is equal to $0.25 or less for the immediately preceding consecutive nine-month period, FCX may purchase all, but not less than all, of the outstanding royalty trust units at a price of $0.25 per royalty trust unit so long as FCX tenders payment within 30 days following the end of such nine-month period. The volume weighted average price per royalty trust unit was $0.04 for the nine-month period ended March 15, 2018. See Part I, Items 1. and 2. “Business and Properties - The Royalty Trust - The Royalty Trust Agreement - FCX Call Rights” of this Form 10-K. In addition, Royalty Trust unitholders may incur brokerage charges in connection with the resale of the royalty trust units, which in some cases could exceed the proceeds realized by a holder from the resale of its royalty trust units.

The tax treatment of the royalty trust units is uncertain.

The Tax Cuts and Jobs Act (the Act) enacted on December 22, 2017, includes significant modifications to existing U.S. tax laws effective January 1, 2018. The full impact of this legislation is still unclear, and these modifications could negatively impact the tax treatment of the Royalty Trust and/or the Royalty Trust unitholders. Although the tax treatment of overriding royalty interests in specified developed wells that have been drilled is well developed, the law is less developed in the area of overriding royalty interests on exploration prospects that are not classified as having proved, probable or possible reserves and have potential well locations that may be drilled in the future.  As a result, there is uncertainty as to the proper tax treatment of the overriding royalty interests held by the Royalty Trust, and counsel is unable to express any opinion as to the proper tax treatment as either a mineral royalty interest or a production payment.  Based on the state of facts on the date on which this Form 10-K was filed, the Royalty Trust continues to treat the royalty trust units as mineral royalty interests for U.S. federal income tax purposes.  However, no ruling has been requested from the IRS regarding the proper treatment of the royalty trust units; therefore, the IRS may assert, or a court may sustain the IRS in asserting, that the royalty trust units should be treated as “production payments” that are debt instruments for U.S. federal income tax purposes subject to the Treasury Regulations applicable to contingent payment debt instruments.

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

If the Royalty Trust were treated for U.S. federal income tax purposes as a partnership, it likely would be subject to new audit procedures that for taxable years beginning after December 31, 2017, alter the procedures for auditing large partnerships and also alters the procedures for assessing and collecting income taxes due (including applicable penalties and interest) as a result of an audit. These rules effectively would impose an entity level tax on the Royalty Trust, and unitholders may have to bear the expense of the adjustment even if they were not Royalty Trust unitholders during the audited taxable year.

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

Pursuant to the royalty trust agreement, FCX has agreed to pay annual trust expenses up to a maximum amount of $350,000, with no right of repayment or interest due, to the extent the Royalty Trust lacks sufficient funds to pay administrative expenses. No such contributions were made during the years ended December 31, 2017 and December 31, 2016. In addition to such annual contributions, FCX has agreed to lend money, on an unsecured, interest-free basis, to the Royalty Trust to fund the Royalty Trust's ordinary administrative expenses as set forth in the royalty trust agreement. Since inception, FCX has loaned $650,000 to the Royalty Trust under this arrangement, all of which had been repaid prior to December 31, 2017, including $500,000 during 2017, and no amounts were outstanding at December 31, 2017. All funds the Trustee borrows to cover expenses or liabilities, whether from FCX or from any other source, must be repaid before the Royalty Trust unitholders will receive any distributions.

Pursuant to the royalty trust agreement, FCX agreed to provide and maintain a $1.0 million stand-by reserve account or an equivalent letter of credit for the benefit of the Royalty Trust to enable the Trustee to draw on such reserve account or letter of credit to pay obligations of the Royalty Trust if its funds are inadequate to pay its obligations at any time. Currently, with the consent of the Trustee, FCX may reduce the reserve account or substitute a letter of credit with a different face amount for the original letter of credit or any substitute letter of credit. In connection with this arrangement, FCX has provided $1.0 million in the form of a reserve fund cash account to the Royalty Trust. As of December 31, 2017, the Royalty Trust had not drawn any funds from the reserve account, and FCX had not requested a reduction of such reserve account. If FCX requested and the Royalty Trust consented to reduce the current $1.0 million reserve cash fund, the Royalty Trust's ability to fund ongoing administrative expenses could be adversely affected.

Additionally, if any material adverse change in FCX's or McMoRan's financial condition or results of operations resulting in McMoRan not funding the exploration and development of the subject interests occurs, or if for any other reason sufficient production from the onshore Highlander subject interest is not maintained in commercial quantities, Royalty Trust unitholders will not realize any additional value from their investment in the royalty trust units.

FCX's interests and the interests of the Royalty Trust unitholders may not always be aligned.

Because of FCX's focus on its copper resources, FCX's interests and the interests of the Royalty Trust unitholders are not completely aligned. For example, in setting budgets for development and production expenditures for FCX's properties, including the subject interests, FCX may make decisions that could adversely affect future production from the subject interests. Additionally, during 2016 and the first quarter of 2017, FCX completed sales of oil and gas properties representing in the aggregate 94% of its total proved reserves as of December 31, 2015. Although none of these transactions impacted the subject interests, McMoRan has informed the Trustee that it has no plans to pursue, has relinquished, or has allowed to expire all subject interests except for the onshore Highlander subject interest. Additionally, McMoRan has informed the Trustee that it is unlikely to drill additional wells on the onshore Highlander subject interest at the current time, considering existing natural gas prices and the cost of drilling and completing these wells. Under the operating agreement applicable to the leases associated with the subject interests, McMoRan is obligated to offer its interest in any acreage it decides to release to its co-lessees free and clear of the overriding royalty interest.

McMoRan may at any time transfer all or part of the subject interests and will not have control or influence over the activities related to the subject interests it does not operate.

McMoRan may at any time transfer all or part of the subject interests. The Royalty Trust unitholders are not entitled to vote on any transfer, and the Royalty Trust will not receive any proceeds from the transfer of the subject interests. Following any such transfer, the subject interests would continue to be subject to the overriding royalty interests, but the net proceeds from the transferred subject interests would be calculated separately and paid by the transferee. Unless McMoRan and the transferee agree otherwise, the transferee would be responsible for all of McMoRan's obligations relating to the overriding royalty interests on the portion of the subject interests transferred, and McMoRan would have no continuing obligation to the Royalty Trust for those subject interests.

During 2016 and the first quarter of 2017, FCX completed sales of oil and gas properties representing in the aggregate 94% of its total proved reserves as of December 31, 2015. Although none of these transactions impacted the subject interests, McMoRan has informed the Trustee that it has no plans to pursue, has relinquished, or has allowed to expire all subject interests except for the onshore Highlander subject interest. Additionally, McMoRan has informed the Trustee that it is unlikely to drill additional wells on the onshore Highlander subject interest at the current time, considering existing natural gas prices and the cost of drilling and completing these wells. Under the operating agreement applicable to the leases associated with the subject interests, McMoRan is obligated to offer its interest in any acreage it decides to release to its co-lessees free and clear of the overriding royalty interest.

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

FCX has a call right with respect to the outstanding royalty trust units at $10 per royalty trust unit, which may not be exercised prior to June 3, 2018. In addition, at any time after June 3, 2018, if the royalty trust units are then listed for trading or admitted for quotation on a national securities exchange or any quotation system and the volume weighted average price per royalty trust unit is equal to $0.25 or less for the immediately preceding consecutive nine-month period, FCX may purchase all, but not less than all, of the outstanding royalty trust units at a price of $0.25 per royalty trust unit so long as FCX tenders payment within 30 days following the end of such nine-month period. The volume weighted average price per royalty trust unit was $0.04 for the nine-month period ended March 15, 2018.

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

The following table shows the high and low sales/bid prices, as applicable, per royalty trust unit as reported on the OTC Pink and the OTCQX U.S., as applicable, for the periods indicated. Quotations on the OTC Pink and the OTCQX U.S. reflect bid and ask quotations, may reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions. For information on future distributions to Royalty Trust unitholders, see Part I, Item 1A. "Risk Factors" and Part II, Item 7. "Trustee's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" of this Form 10-K.

	2017		2016
	High	Low	High	Low
First Quarter	$0.15	$0.08	$0.17	$0.08
Second Quarter	$0.10	$0.04	$0.14	$0.05
Third Quarter	$0.07	$0.05	$0.11	$0.06
Fourth Quarter	$0.05	$0.02	$0.17	$0.03

As of February 28, 2017, there were 230,172,696 royalty trust units outstanding and 5,002 Royalty Trust unitholders of record.

Recent Sales of Unregistered Securities and Royalty Trust Unitholder Matters
There were no equity securities sold by the Royalty Trust during the year ended December 31, 2017. At December 31, 2017, FCX, through its wholly owned subsidiary McMoRan, held 62,286,299 royalty trust units. FCX is currently the largest holder of royalty trust units with approximately 27.1% of the outstanding royalty trust units.

Securities Authorized for Issuance Under Equity Compensation Plans
None.

Purchases of Royalty Trust Units by the Issuer and Affiliated Purchasers
None.

Item 7. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

You should read the following discussion in conjunction with Part II, Item 8. “Financial Statements and Supplementary Data” and Part I, Items 1. and 2. “Business and Properties” of this Form 10-K. The results of operations reported and summarized below are not necessarily indicative of future operating results. Unless otherwise specified, all references to “Notes” refer to Notes to Financial Statements located in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K. A glossary of definitions for some of the oil and gas industry terms used in this Form 10-K is provided beginning on page 49. Additionally, please refer to the section above entitled “Forward-Looking Statements" in this Form 10-K. The information below has been furnished to the Trustee by Freeport-McMoRan Inc. (FCX) and FCX's indirect wholly owned subsidiary, McMoRan Oil & Gas LLC (McMoRan).

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

FCX's oil and gas assets are held through its wholly owned subsidiary, FCX Oil & Gas LLC. (FM O&G). As a result of the merger, MMR and McMoRan are both indirect wholly owned subsidiaries of FM O&G.

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

In connection with the merger, on June 3, 2013, (1) FCX, as depositor, McMoRan, as grantor, the Trustee and the Delaware Trustee entered into the amended and restated royalty trust agreement to govern the Royalty Trust and the respective rights and obligations of FCX, the Trustee, the Delaware Trustee, and the Royalty Trust unitholders with respect to the Royalty Trust (the royalty trust agreement); and (2) McMoRan, as grantor, and the Royalty Trust, as grantee, entered into the master conveyance of overriding royalty interests (the master conveyance) pursuant to which McMoRan conveyed to the Royalty Trust the overriding royalty interests in future production from the subject interests. Other than (a) its formation, (b) its receipt of contributions and loans from FCX for administrative and other expenses as provided for in the royalty trust agreement, (c) its payment of such administrative and other expenses, (d) its repayment of loans from FCX, (e) its receipt of the conveyance of the overriding royalty interests from McMoRan pursuant to the master conveyance, (f) its receipt of royalties from McMoRan, and (g) its cash distributions to unitholders, if any, the Royalty Trust has not conducted any activities. The Trustee has no involvement with, control over, or responsibility for, any aspect of any operations on or relating to the subject interests.

McMoRan previously informed the Trustee that since 2008, McMoRan's Inboard Lower Tertiary/Cretaceous drilling activities (below the salt weld, i.e., the listric fault) have confirmed McMoRan's belief relating to its geologic model and the highly prospective nature of this geologic trend. McMoRan believes that data from nine Inboard Lower Tertiary/Cretaceous wells drilled to date indicate the presence of geologic formations that are analogous to productive formations in the Deepwater Gulf of Mexico and onshore in the Gulf Coast region. Eight of these wells were included in the subject interests, along with additional exploration prospects that will also be burdened by the overriding royalty interests. During 2016 and the first quarter of 2017, FCX completed sales of oil and gas properties representing in the aggregate 94% of its total proved reserves as of December 31, 2015. Although none of these transactions impacted the subject interests, McMoRan has informed the Trustee that it has no plans to pursue, has relinquished, or has allowed to expire all subject interests except for the onshore Highlander subject interest. Additionally, McMoRan has informed the Trustee that it is unlikely to drill additional wells on the onshore Highlander subject interest at the current time, considering existing natural gas prices and the cost of drilling and completing these wells. Under the operating agreement applicable to the leases associated with the subject interests, McMoRan is obligated to offer its interest in any acreage it decides to release to its co-lessees free and clear of the overriding royalty interest.

Currently, only the onshore Highlander subject interest has any reserves classified as proved, probable or possible and has established commercial production. The Royalty Trust has no ability to direct or influence the exploration or development of the subject interests. In addition, neither FCX nor McMoRan is under any obligation to fund or to commit any other resources to the exploration or development of the subject interests. To the extent that McMoRan does not fund the exploration and development of the subject interests, or if for any other reason sufficient production from the onshore Highlander subject interest is not maintained in commercial quantities, Royalty Trust unitholders will not realize any additional value from their investment in the royalty trust units.

During 2016, the Royalty Trust did not demonstrate compliance with the minimum bid price requirement of the OTCQX U.S. tier of the over-the-counter, or OTC, markets (OTCQX U.S), and as such, on October 21, 2016, the royalty trust units moved from the OTCQX U.S. to the OTC Pink tier of the OTC markets, which could adversely affect the market price, trading volume, liquidity and resale price of the royalty trust units. The closing bid price for the royalty trust units was $0.05 on March 15, 2018. For information regarding the OTC Pink, see Part I, Item IA. "Risk Factors" of this Form 10-K.
North American Natural Gas and Crude Oil Market Prices

Market prices for natural gas and crude oil can fluctuate significantly. During the period from January 2008 through March 15, 2018, the NYMEX natural gas price fluctuated from a low of $1.61 per MMBtu in 2016 to a high of $13.69 per MMBtu in 2008 and the WTI crude oil price ranged from a low of $26.05 per barrel in 2016 to a high of $147.27 per barrel in 2008. The downward pressure on oil and natural gas prices that began in mid-2014 and continued through 2016, stabilized in 2017 and early 2018. During 2017, the NYMEX natural gas price fluctuated from a low of $2.52 per MMBtu to a high of $3.57 per MMBtu and the WTI crude oil price ranged from a low of $42.05 per barrel to a high of $60.51 per barrel. On December 31, 2017, the NYMEX natural gas price was $2.95 per MMBtu and the WTI crude oil price was $60.42 per barrel. During the first quarter of 2018, natural gas prices have remained steady since year end 2017, and on March 15, 2018, the NYMEX natural gas price was $2.68 per MMBtu. On March 15, 2018, the WTI crude oil price per barrel was $61.19. Crude oil and natural gas prices are affected by numerous factors beyond McMoRan's control as described further in Part I, Item 1A. "Risk Factors" of this Form 10-K. The following graph presents the NYMEX natural gas prices and the WTI crude oil prices from January 2008 through March 15, 2018.

OPERATIONAL ACTIVITIES

Oil and Gas Activities
For additional information regarding McMoRan’s current oil and gas activities in relation to the subject interests, see Part I, Items 1. and 2. “Business and Properties - The Subject Interests - Exploratory and Development Drilling” and Part I, Item 1A. “Risk Factors” of this Form 10-K.

Production
The onshore Highlander subject interest began commercial production on February 25, 2015. During the year ended December 31, 2017, the Royalty Trust received royalties of $1,376,758 from McMoRan related to 525,972 Mcf of natural gas production attributable to the onshore Highlander subject interest with average post-production expense costs of $0.30 per Mcf and an average receipt price of $2.91 per Mcf. During the year ended December 31, 2016, the Royalty Trust received royalties of $835,963 from McMoRan related to 420,468 Mcf of natural gas production attributable to the onshore Highlander subject interest with average post-production expense costs of $0.25 per Mcf and an average receipt price of $2.24 per Mcf. Prior to this date there had been no commercial production of hydrocarbons from any of the subject interests.

Acreage Position
For information regarding McMoRan’s acreage position, see Part I, Items 1. and 2. “Business and Properties - The Subject Interests - Acreage” of this Form 10-K.

RESULTS OF OPERATIONS

Royalty Income. As of December 31, 2017, only the onshore Highlander subject interest had established commercial production. In accordance with the master conveyance, in the second quarter of 2015, the Royalty Trust began receiving royalties from McMoRan. For the years ended December 31, 2017, and December 31, 2016, the Royalty Trust received royalties from McMoRan of $1,376,758 and $835,963, respectively, due to production from the onshore Highlander subject interest. Higher royalty income in 2017 as compared to 2016 is due to higher natural gas price realizations as well as additional production days for the Highlander well. During the year ended December 31, 2016, the Highlander well was shut-in for approximately one month for well and facility maintenance.

Administrative Expenses. For the years ended December 31, 2017, and December 31, 2016, the Royalty Trust paid administrative expenses of $534,085 and $601,428, respectively. Administrative expenses, which consisted primarily of audit, legal and trustee expenses incurred in connection with the administration of the Royalty Trust, were lower in 2017 as compared to 2016 primarily due to reduced levels of professional fees.

LIQUIDITY AND CAPITAL RESOURCES

Pursuant to the royalty trust agreement, FCX has agreed to pay annual trust expenses up to a maximum amount of $350,000, with no right of repayment or interest due, to the extent the Royalty Trust lacks sufficient funds to pay administrative expenses. No such contributions were made during the years ended December 31, 2017, or December 31, 2016. In addition to such annual contributions, FCX has agreed to lend money, on an unsecured, interest-free basis, to the Royalty Trust to fund the Royalty Trust's ordinary administrative expenses as set forth in the royalty trust agreement. Since inception, FCX has loaned $650,000 to the Royalty Trust under this arrangement, all of which had been repaid prior to December 31, 2017, including $500,000 during 2017, and no amounts were outstanding at December 31, 2017. All funds the Trustee borrows to cover expenses or liabilities, whether from FCX or from any other source, must be repaid before the Royalty Trust unitholders will receive any distributions.

Pursuant to the royalty trust agreement, FCX agreed to provide and maintain a $1.0 million stand-by reserve account or an equivalent letter of credit for the benefit of the Royalty Trust to enable the Trustee to draw on such reserve account or letter of credit to pay obligations of the Royalty Trust if its funds are inadequate to pay its obligations at any time. Currently, with the consent of the Trustee, FCX may reduce the reserve account or substitute a letter of credit with a different face amount for the original letter of credit or any substitute letter of credit. In connection with this arrangement, FCX has provided $1.0 million in the form of a reserve fund cash account to the Royalty Trust. As of December 31, 2017, the Royalty Trust had not drawn any funds from the reserve account, and FCX had not requested a reduction of such reserve account.

As of December 31, 2017, only the onshore Highlander subject interest had established commercial production. Royalties are paid to the Royalty Trust on the last day of the month following the month in which production payments are received by McMoRan in accordance with the terms of the master conveyance. In accordance with the master conveyance, the Royalty Trust received royalties from McMoRan of $1,376,758 and $835,963 during the years ended December 31, 2017, and December 31, 2016, respectively, due to production from the onshore Highlander subject interest.

Royalties received by the Royalty Trust must first be used to (i) satisfy Royalty Trust administrative expenses and (ii) reduce Royalty Trust indebtedness. The Royalty Trust had no indebtedness outstanding as of December 31, 2017. Additionally, the Trustee has established a minimum cash reserve of $250,000. As a result, distributions will be made to Royalty Trust unitholders only when royalties received less administrative expenses incurred and repayment of any indebtedness exceeds the $250,000 minimum cash reserve. Distributable income totaled $356,486 for the year ended December 31, 2017. On January 17, 2018, the Royalty Trust declared a cash distribution of $0.000901 per unit payable on February 13, 2018, to unitholders of record on January 30, 2018, and on October 16, 2017, the Royalty Trust declared a cash distribution of $0.000648 per unit payable on November 13, 2017, to unitholders of record on October 30, 2017. The Royalty Trust has made no other distributions to date, and these distributions are not necessarily indicative of future distributions. There was no distributable income for the year ended December 31, 2016. The Royalty Trust's only other sources of liquidity are mandatory annual contributions, any loans and the required standby reserve account or letter of credit from FCX. As a result, any material adverse change in FCX's or McMoRan's financial condition or results of operations could materially and adversely affect the Royalty Trust and the underlying royalty trust units. See Part I, Item 1A. “Risk Factors” of this Form 10-K for more information.

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

The carrying value of the Royalty Trust’s overriding royalty interests in the subject interests (defined in Note 2 to the Notes to Financial Statements located in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K) is amortized using the units of production method based on estimated proved reserves, on an individual subject interest basis, once production has been achieved for the respective subject interests. Such non-cash amortization is charged directly to the Trust Corpus as royalties are received, and does not affect distributable cash or the determination of distributable cash per royalty trust unit.

The Royalty Trust evaluates the carrying values of the overriding royalty interests in the subject interests for impairment if conditions indicate that potential uncertainty exists regarding the Royalty Trust’s ability to recover its recorded amounts related to the overriding royalty interests. Indications of potential impairment with respect to the overriding royalty interests can include, among other things, subject interest lease expirations, reductions in estimated reserve quantities or resource potential, changes in estimated future oil and gas prices, exploration costs, and/or drilling plans, and other matters that arise that could negatively impact the carrying values of the overriding royalty interests. If an impairment event occurs and it is determined that the carrying value of the Royalty Trust's overriding royalty interests in the subject interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the overriding royalty interests in the subject interests exceeds the fair value of these assets, which would be measured by discounting projected cash flows. The related impairment amounts are recorded as a reduction to the overriding royalty interests with an offsetting reduction to the Trust Corpus in the period such impairment is determined, see Note 3. No impairment charges were recorded during the years ended December 31, 2017, and December 31, 2016.

NEW ACCOUNTING STANDARDS

The Royalty Trust does not expect recently issued accounting standards to have a significant impact on its future financial statements and disclosures.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE TRUSTEE AND HOLDERS OF ROYALTY TRUST UNITS
OF GULF COAST ULTRA DEEP ROYALTY TRUST:

Opinion on the Financial Statements

We have audited the accompanying statements of assets, liabilities and trust corpus of Gulf Coast Ultra Deep Royalty Trust (the Royalty Trust) as of December 31, 2017 and 2016, the related statements of distributable income and changes in trust corpus for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the assets, liabilities and trust corpus of the Royalty Trust at December 31, 2017 and 2016, and the distributable income and changes in trust corpus for each of the two years in the period ended December 31, 2017, in conformity with modified cash basis of accounting described in Note 1.

Basis for Opinion

These financial statements are the responsibility of The Bank of New York Mellon Trust Company, N.A., as the Royalty Trust’s trustee (the Trustee). Our responsibility is to express an opinion on the Royalty Trust's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Royalty Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Royalty Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Royalty Trust's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Royalty Trust's auditor since 2013

New Orleans, Louisiana
March 23, 2018

GULF COAST ULTRA DEEP ROYALTY TRUST
STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	December 31,
	2017	2016
ASSETS
Operating cash	$457,331	$261,537
Reserve fund cash	2,088	1,001,656
Reserve fund short-term investments	1,004,236	—
Overriding royalty interests in subject interests, net	1,995,048	3,745,893
Total assets	$3,458,703	$5,009,086

LIABILITIES AND TRUST CORPUS
Reserve fund liability	$1,006,324	$1,001,656
Loan payable to Freeport-McMoRan Inc. (FCX)	—	500,000
Trust corpus (230,172,696 royalty trust units authorized, issued and outstanding as of December 31, 2017 and 2016)	2,452,379	3,507,430
Total liabilities and trust corpus	$3,458,703	$5,009,086

The accompanying notes are an integral part of these financial statements.

GULF COAST ULTRA DEEP ROYALTY TRUST
STATEMENTS OF DISTRIBUTABLE INCOME

	Years Ended December 31,
	2017	2016

Royalty income	$1,376,758	$835,963
Interest income and other	2,276	928
Administrative expenses	(534,085)	(601,428)
Income in excess of administrative expenses	$844,949	$235,463

Distributable income	$356,486	$—

Distributable income per royalty trust unit	$0.001549	$—
Royalty trust units outstanding at end of year	230,172,696	230,172,696

The accompanying notes are an integral part of these financial statements.

GULF COAST ULTRA DEEP ROYALTY TRUST
STATEMENTS OF CHANGES IN TRUST CORPUS

	Years Ended December 31,
	2017	2016

Trust corpus, beginning of period	$3,507,430	$5,611,384
Amortization of overriding royalty interests in subject interests	(1,750,845)	(2,339,417)
Income in excess of administrative expenses	844,949	235,463
Distributions paid	(149,155)	—
Trust corpus, end of period	$2,452,379	$3,507,430

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

The Royalty Trust's reserve fund short-term investments include U.S. treasury securities with maturities of three months to one year and are recorded at cost in accordance with the modified cash basis of accounting.

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

The Royalty Trust evaluates the carrying values of the overriding royalty interests in the subject interests for impairment if conditions indicate that potential uncertainty exists regarding the Royalty Trust’s ability to recover its recorded amounts related to the overriding royalty interests. Indications of potential impairment with respect to the overriding royalty interests can include, among other things, subject interest lease expirations, reductions in estimated reserve quantities or resource potential, changes in estimated future oil and natural gas prices, exploration costs, and/or drilling plans, and other matters that arise that could negatively impact the carrying values of the overriding royalty interests. If an impairment event occurs and it is determined that the carrying value of the Royalty Trust's overriding royalty interests in the subject interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the overriding royalty interests in the subject interests exceeds the fair value of these assets, which would be measured by discounting projected cash flows. The related impairment amounts are recorded as a reduction to the overriding royalty interest with an offsetting reduction to the Trust Corpus in the period such impairment is determined. Impairment of the carrying values of the overriding royalty interests in the subject interests involves a significant amount of judgment and may be subject to changes over time based on drilling plans and results, geophysical evaluations, the assignment of proved oil and natural gas reserves, availability of capital and other factors. Fair value accounting guidance includes a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 inputs) and the lowest priority to unobservable inputs (Level 3). When indicators of impairment are present, fair value estimates utilized in the impairment assessment are determined based on inputs not observable in the market and thus represent Level 3 measurements.

For the years ended December 31, 2017, and 2016, the Royalty Trust paid administrative expenses of $534,085 and $601,428, respectively. Administrative expenses, which consisted primarily of audit, legal and trustee expenses incurred in connection with the administration of the Royalty Trust, were lower in 2017 as compared to 2016 primarily due to reduced levels of professional fees.

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

FCX's oil and gas assets are held through its wholly owned subsidiary, FCX Oil & Gas LLC (FM O&G). As a result of the merger, MMR and McMoRan Oil & Gas LLC (McMoRan), MMR's wholly owned operating subsidiary, are both indirect wholly owned subsidiaries of FM O&G.

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

In connection with the merger, on June 3, 2013, (1) FCX, as depositor, McMoRan, as grantor, the Trustee and the Delaware Trustee entered into the amended and restated royalty trust agreement to govern the Royalty Trust and the respective rights and obligations of FCX, the Trustee, the Delaware Trustee, and the Royalty Trust unitholders with respect to the Royalty Trust (the royalty trust agreement); and (2) McMoRan, as grantor, and the Royalty Trust, as grantee, entered into the master conveyance of overriding royalty interests (the master conveyance) pursuant to which McMoRan conveyed to the Royalty Trust the overriding royalty interests in future production from the subject interests. Other than (a) its formation, (b) its receipt of contributions and loans from FCX for administrative and other expenses as provided for in the royalty trust agreement, (c) its payment of such administrative and other expenses, (d) its repayment of loans from FCX, (e) its receipt of the conveyance of the overriding royalty interests from McMoRan pursuant to the master conveyance, (f) its receipt of royalties from McMoRan, and (g) its cash dividends to unitholders, if any, the Royalty Trust has not conducted any activities.

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

The subject interests originally consisted of 20 specified Inboard Lower Tertiary/Cretaceous prospects (with target depths generally greater than 18,000 feet total vertical depth) located in the shallow waters of the Gulf of Mexico and onshore in South Louisiana. The offshore subject interests consisted of the following exploration prospects: (1) Barataria; (2) Barbosa; (3) Blackbeard East; (4) Blackbeard West; (5) Blackbeard West #3; (6)

Bonnet; (7) Calico Jack; (8) Captain Blood; (9) Davy Jones; (10) Davy Jones West; (11) Drake; (12) England; (13) Hook; (14) Hurricane; (15) Lafitte; (16) Morgan; and (17) Queen Anne's Revenge. The onshore subject interests consisted of (1) Highlander; (2) Lineham Creek; and (3) Tortuga. Other than the onshore Highlander subject interest, which began commercial production on February 25, 2015, the onshore subject interests remained exploration prospects. McMoRan owns 72% of the working interest associated with the onshore Highlander subject interest. The overriding royalty interests in future production from the subject interests burdened all of McMoRan's leasehold interests associated with such prospects as of December 5, 2012, and also burdened any leasehold interests associated with such prospects that McMoRan acquired on or before December 5, 2017, up to the estimated working interests reflected in the master conveyance (subject to McMoRan's right to dispose of a portion of the working interests to a percentage not less than the estimated working interests reflected in the master conveyance). Each of the overriding royalty interests has been, or will be, proportionately reduced based on McMoRan's working interest to equal the product of 5% multiplied by a fraction, the numerator of which is the working interest held by McMoRan and its affiliates associated with the applicable subject interest (subject to a cap equal to McMoRan's estimated working interest (equal to the working interest McMoRan owns or expects to acquire and as reflected in the master conveyance) associated with each subject interest, on a prospect-by-prospect basis) and the denominator of which is 100%.

As of December 5, 2012, the date of the merger agreement, the subject interests comprised all of McMoRan's Inboard Lower Tertiary/Cretaceous exploration prospects. Additional Inboard Lower Tertiary/Cretaceous exploration prospects developed by McMoRan (other than those reflected below) will not be included in the subject interests. As of December 31, 2017, McMoRan had acquired working interests in additional Inboard Lower Tertiary/Cretaceous exploration prospects that are not part of the subject interests.

No impairment charges were recorded during the years ended December 31, 2017, and December 31, 2016.

The onshore Highlander subject interest is the only producing subject interest and began commercial production on February 25, 2015. Prior to this date there had been no commercial production of hydrocarbons from any of the subject interests. An amortization charge related to production volumes associated with the onshore Highlander subject interest reduced the carrying value of the overriding royalty interests in the subject interests by $1,750,845 and $2,339,417 for the years ended December 31, 2017 and 2016, respectively. Accumulated amortization was $4,761,652 and $3,010,807 for the years ended December 31, 2017 and 2016, respectively.

During 2016 and the first quarter of 2017, FCX completed sales of oil and gas properties representing in the aggregate 94% of its total proved reserves as of December 31, 2015. Although none of these transactions impacted the subject interests, McMoRan has informed the Trustee that it has no plans to pursue, has relinquished, or has allowed to expire all subject interests except for the onshore Highlander subject interest. Additionally, McMoRan has informed the Trustee that it is unlikely to drill additional wells on the onshore Highlander subject interest at the current time, considering existing natural gas prices and the cost of drilling and completing these wells. Under the operating agreement applicable to the leases associated with the subject interests, McMoRan is obligated to offer its interest in any acreage it decides to release to its co-lessees free and clear of the overriding royalty interest.

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

FCX has a call right with respect to the outstanding royalty trust units at $10 per royalty trust unit, which may not be exercised prior to June 3, 2018.  In addition, at any time after June 3, 2018, if the royalty trust units are then listed for trading or admitted for quotation on a national securities exchange or any quotation system and the volume weighted average price per royalty trust unit is equal to $0.25 or less for the immediately preceding consecutive nine-month period, FCX may purchase all, but not less than all, of the outstanding royalty trust units at a price of $0.25 per royalty trust unit so long as FCX tenders payment within 30 days following the end of such nine-month period. The volume weighted average price per royalty trust unit was $0.04 for the nine-month period ended March 15, 2018.

4. INCOME TAXES
Tax counsel to the special committee of the board of directors of MMR advised the Royalty Trust at the time of formation that, for U.S. federal income tax purposes, in its opinion, the Royalty Trust will be treated as a grantor trust and not as an unincorporated business entity. No ruling has been or will be requested from the Internal Revenue Service (IRS) or another taxing authority. As a grantor trust, the Royalty Trust will not be subject to tax at the Royalty Trust level. Rather, the Royalty Trust unitholders will be considered to own and receive the Royalty Trust's assets and income and will be directly taxable thereon as though no trust were in existence. Under Treasury Regulations, the Royalty Trust is classified as a widely held fixed investment trust. Those Treasury Regulations require the sharing of tax information among trustees and intermediaries that hold a trust interest on behalf of or for the account of a beneficial owner or any representative or agent of a trust interest holder of fixed investment trusts that are classified as widely held fixed investment trusts. These reporting requirements provide for the dissemination of trust tax information by the trustee to intermediaries who are ultimately responsible for reporting the investor-specific information through Form 1099 to the investors and the IRS. Every trustee or intermediary that is required to file a Form 1099 for a trust unitholder must furnish a written tax information statement that is in support of the amounts as reported on the applicable Form 1099 to the trust unitholder. Any generic tax information provided by the Trustee of the Royalty Trust is intended to be used only to assist Royalty Trust unitholders in the preparation of their U.S. federal and state income tax returns. The Tax Cuts and Jobs Act (the Act) enacted on December 22, 2017, includes significant modifications to existing U.S. tax laws effective January 1, 2018. Aside from lowering the corporate and individual rates, the Act did not impact the tax status of the Royalty Trust or the way unitholders will be taxed.

5. RELATED PARTY TRANSACTIONS
Royalties. As of December 31, 2017, only the onshore Highlander subject interest had established commercial production. In accordance with the master conveyance, the Royalty Trust received royalties from McMoRan of $1,376,758 and $835,963 during they years ended December 31, 2017, and December 31, 2016, respectively, resulting from production from the onshore Highlander subject interest. Royalties are paid to the Royalty Trust on the last day of the month following the month in which production payments are received by McMoRan in accordance with the terms of the master conveyance. Royalties received by the Royalty Trust must first be used to (i) satisfy Royalty Trust administrative expenses and (ii) reduce Royalty Trust indebtedness. The Royalty Trust had no indebtedness outstanding as of December 31, 2017. Additionally, the Trustee has established a minimum cash reserve of $250,000. As a result, distributions will be made to Royalty Trust unitholders only when royalties received less administrative expenses incurred and repayment of any indebtedness exceeds the $250,000 minimum cash reserve. See Note 6.

Funding of Administrative Expenses. Pursuant to the royalty trust agreement, FCX has agreed to pay annual trust expenses up to a maximum amount of $350,000, with no right of repayment or interest due, to the extent the Royalty Trust lacks sufficient funds to pay administrative expenses. No such contributions were made during the year ended December 31, 2017, and December 31, 2016. In addition to such annual contributions, FCX has agreed to lend money, on an unsecured, interest-free basis, to the Royalty Trust to fund the Royalty Trust's ordinary administrative expenses as set forth in the royalty trust agreement. Since inception, FCX loaned $650,000 to the Royalty Trust under this arrangement, all of which had been repaid prior to December 31, 2017, including $500,000 during 2017, and no amounts were outstanding at December 31, 2017.

Pursuant to the royalty trust agreement, FCX agreed to provide and maintain a $1.0 million stand-by reserve account or an equivalent letter of credit for the benefit of the Royalty Trust to enable the Trustee to draw on such reserve account or letter of credit to pay obligations of the Royalty Trust if its funds are inadequate to pay its obligations at any time. Currently, with the consent of the Trustee, FCX may reduce the reserve account or substitute a letter of credit with a different face amount for the original letter of credit or any substitute letter of credit. In connection with this arrangement, FCX has provided $1.0 million in the form of a reserve fund cash account to the Royalty Trust, which amount is reflected as reserve fund cash (and short-term investments) with a corresponding reserve fund liability in the accompanying Statements of Assets, Liabilities and Trust Corpus. The Royalty Trust has not drawn any funds from the reserve account, and FCX has not requested a reduction of such reserve account. For additional information regarding the royalty trust agreement, see Note 2.

Compensation of the Trustee. The Trustee’s annual compensation has been $200,000 since 2016, when it increased from $150,000 as a result of the Royalty Trust’s receipt of royalties related to production from the onshore Highlander subject interest beginning in the second quarter of 2015. Additionally, the Trustee receives reimbursement for its reasonable out-of-pocket expenses incurred in connection with the administration of the Royalty Trust. The Trustee’s compensation is paid out of the Royalty Trust's assets. The Trustee has a lien on the Royalty Trust’s assets to secure payment of its compensation and any indemnification expenses and other amounts to which it is entitled under the royalty trust agreement.

Royalty Trust Units Held by FCX. At December 31, 2017, the Royalty Trust had 230,172,696 royalty trust units outstanding and FCX, through its indirect wholly owned subsidiary McMoRan, held 62,286,299 royalty trust units (or 27.1% of the outstanding royalty trust units). FCX is currently the largest holder of outstanding royalty trust units.

6. DISTRIBUTIONS
Royalties received by the Royalty Trust must first be used to (i) satisfy Royalty Trust administrative expenses and (ii) reduce Royalty Trust indebtedness. The Royalty Trust had no indebtedness outstanding as of December 31, 2017. Additionally, the Trustee has established a minimum cash reserve of $250,000. As a result, distributions will be made to Royalty Trust unitholders only when royalties received less administrative expenses incurred and repayment of any indebtedness exceeds the $250,000 minimum cash reserve. Distributable income totaled $356,486 for the year ended December 31, 2017. On January 17, 2018, the Royalty Trust declared a cash distribution of $0.000901 per unit payable on February 13, 2018, to unitholders of record on January 30, 2018, and on October 16, 2017, the Royalty Trust declared a cash distribution of $0.000648 per unit payable on November 13, 2017, to unitholders of record on October 30, 2017. The Royalty Trust has made no other distributions to date, and these distributions are not necessarily indicative of future distributions. There was no distributable income for the year ended December 31, 2016.

Natural gas (Mcf) sales volumes, average sales price and net cash proceeds available for distribution for the year ended December 31, 2017, are set forth in the table below.

Natural gas (Mcf) sales volumes (a)	525,972
Natural gas (per Mcf) average sales price	$2.91
Gross proceeds	$1,532,419
Post-production costs and specified taxes	$(155,661)
Royalty income	$1,376,758
Interest income and other	$2,276
Administrative expenses	$(534,085)
Royalty income in excess of administrative expenses	$844,949
Payment of loan to FCX	$(500,000)
Adjustment to minimum cash reserve	$11,537
Net cash proceeds available for distribution	$356,486

(a)	Attributable to the onshore Highlander subject interest which is the only subject interest with commercial production.

7. CONTINGENCIES
Litigation. There are currently no pending legal proceedings to which the Royalty Trust is a party.

8. SUBSEQUENT EVENTS
On January 17, 2018, the Royalty Trust declared a cash distribution of $0.000901 per unit payable on February 13, 2018, to unitholders of record on January 30, 2018. See Note 6.

The Royalty Trust evaluated all other events subsequent to December 31, 2017, and through the date the Royalty Trust’s financial statements were issued, and determined that all events or transactions occurring during this period requiring recognition or disclosure were appropriately addressed in these financial statements.

9. SUPPLEMENTARY OIL AND GAS INFORMATION (UNAUDITED)
Proved Natural Gas Reserve Information. The following information summarizes the net proved reserves of natural gas and the standardized measure as described below. All of the Royalty Trust's reserves are natural gas reserves and are located in the U.S.

The Royalty Trust believes the reserve estimates presented herein, in accordance with generally accepted engineering and evaluation principles consistently applied, are reasonable. However, there are numerous uncertainties inherent in estimating quantities and values of proved reserves and in projecting future rates of production, including many factors beyond the Royalty Trust's control. Reserve engineering is a subjective process of estimating the recovery from underground accumulations of oil and natural gas that cannot be measured in an exact manner, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Because all oil and natural gas reserve estimates are to some degree subjective, the quantities of natural gas that are ultimately recovered, production and specified post-production costs and taxes allowable under the trust agreement and future natural gas sales prices may all differ from those assumed in these estimates. In addition, different reserve engineers may make different estimates of reserve quantities and cash flows based upon the same available data. Therefore, the standardized measure of discounted future net cash flows (Standardized Measure) shown below represents estimates only and should not be construed as the current market value of the estimated reserves attributable to the overriding royalty interest associated with the subject interests. In this regard, the information set forth in the following tables includes revisions of reserve estimates attributable to proved properties and any adjustments in the projected economic life of such properties resulting from changes in product prices.

Decreases in the prices of natural gas could have an adverse effect on the carrying value of the proved reserves, reserve volumes and revenues, profitability and cash flows. The Royalty Trusts's reference price for reserve determination is the Henry Hub spot price for natural gas. As of March 2018, the twelve-month average of the first-day-of-the-month historical reference price for natural gas has remained steady from $2.98 per MMBtu at December 31, 2017, to $2.99 per MMBtu.

	Natural Gas (MMcf)(a)
	2017	2016

Proved reserves:
Balance at beginning of year	944	991
Revisions of previous estimates(b)	1,110	373
Extensions and discoveries	—	—
Acquisition of reserves in-place	—	—
Sale of reserves in-place	—	—
Purchase of reserves in-place	—	—
Production	(526)	(420)
Balance at end of year	1,528	944

Proved developed reserves at end of year	1,528	944
Proved undeveloped reserves at end of year	—	—

(a)	MMcf = millions of cubic feet.

(b)
For the years ended December 31, 2017, and December 31, 2016, positive revisions associated with the onshore Highlander subject interest were primarily due to positive well performance for the Highlander well.

Standardized Measure. The Standardized Measure (discounted at 10%) from production of proved natural gas reserves has been developed as of December 31, 2017 and 2016, in accordance with SEC guidelines. McMoRan estimated the quantity of proved natural gas reserves associated with the overriding royalty interests in the subject interests as well as the future periods in which they are expected to be produced based on year-end economic conditions. Estimates of future net revenues from the Royalty Trust's proved natural gas properties and the present value thereof were made using the twelve-month average of the first-day-of-the-month historical reference prices as adjusted for location and quality differentials, which are held constant throughout the life of the natural gas properties, except where such guidelines permit alternate treatment, including the use of fixed and determinable contractual price escalations. Future gross revenues were reduced by estimated specified post-production costs and taxes in accordance with the trust agreement, all of which were based on current costs in effect at December 31, 2017 and 2016, and held constant throughout the life of the natural gas properties. Future income taxes are not presented given the Royalty Trust's status as a non-taxable "pass through" entity. See Note 4.

The average realized sales price used in the Royalty Trust's reserve report as of December 31, 2017, was $2.84 per one thousand cubic feet (Mcf) of natural gas and $2.38 per Mcf of natural gas as of December 31, 2016.

The Standardized Measure related to proved natural gas reserves as of December 31 is presented below:

	2017	2016

Future cash inflows	$4,342,600	$2,242,300
Future costs applicable to future cash flows:
Production costs (primarily production and ad valorem taxes)	(628,800)	(346,900)
Development and abandonment costs	—	—
Future income taxes (a)	—	—
Future net cash flows	3,713,800	1,895,400
Discount for estimated timing of net cash flows (10% discount rate) (b)	(450,200)	(165,600)
Standardized measure	$3,263,600	$1,729,800

(a)	No taxes are presented given the Royalty Trust's status as a non-taxable "pass-through" entity. See Note 4.

(b)	Amounts reflect application of the required 10% discount rate to the estimated future net cash flows associated with production of estimated proved reserves.

A summary of the principal sources of changes in the Standardized Measure for the years ended December 31 is presented below:

	2017	2016
Balance at beginning of year	$1,729,800	$1,906,500
Changes during the year
Sales, net of production expense	(1,376,758)	(835,962)
Net changes in sales and transfer prices, net of production expenses	404,388	(84,268)
Extensions, discoveries and improved recoveries	—	—
Changes in estimated future development costs	—	—
Previously estimated development costs incurred during the year	—	—
Sales of reserves in-place	—	—
Revisions of quantity estimates	2,511,611	686,243
Changes due to timing and other	(178,421)	(133,363)
Accretion of discount	172,980	190,650
Net change in income taxes	—	—
Total changes	1,533,800	(176,700)
Balance at end of year	$3,263,600	$1,729,800

10. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Royalty Income	Income in Excess of Administrative Expenses (Administrative Expenses in Excess of Income)	Distributable Income (a)	Distributable Income Per Unit (a)

2017
1st Quarter	$398,689	$274,743	$—	$—
2nd Quarter	307,040	174,287	—	—
3rd Quarter	355,060	188,588	149,155	0.000648
4th Quarter	315,969	207,331	207,331	0.000901
	$1,376,758	$844,949	$356,486	$0.001549

2016
1st Quarter	$170,044	$34,000	$—	$—
2nd Quarter	128,918	(115,116)	—	—
3rd Quarter	249,862	144,761	—	—
4th Quarter	287,139	171,818	—	—
	$835,963	$235,463	$—	$—

(a)
On January 17, 2018, the Royalty Trust declared a cash distribution of $0.000901 per unit payable on February 13, 2018, to unitholders of record on January 30, 2018, and on October 16, 2017, the Royalty Trust declared a cash distribution of $0.000648 per unit payable on November 13, 2017, to unitholders of record on October 30, 2017. The Royalty Trust has made no other distributions to date, and these distributions are not necessarily indicative of future distributions. There was no distributable income for the year ended December 31, 2016.

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

Internal Control Over Financial Reporting

(a) Trustee’s Annual Report on Internal Control over Financial Reporting. The Bank of New York Mellon Trust Company, N.A., as Trustee of the Royalty Trust, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act. The Trustee conducted an evaluation of the effectiveness of the Royalty Trust’s internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the “COSO criteria”). Based on the Trustee’s evaluation under the COSO criteria, the Trustee concluded that the Royalty Trust’s internal control over financial reporting was effective as of December 31, 2017.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

(b) Changes in Internal Control over Financial Reporting. During the quarter ended December 31, 2017, there has been no change in the Royalty Trust's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Royalty Trust's internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of FCX.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Royalty Trust Unitholder Matters

Security Ownership of Certain Beneficial Owners
Based on filings with the SEC, the table below shows the beneficial owners of more than 5% of the outstanding royalty trust units. Unless otherwise indicated, all information is presented as of December 31, 2017 and all royalty trust units beneficially owned are held with sole voting and investment power.

Name and Address of Beneficial Owner	Total Number of Royalty Trust Units Beneficially Owned		Percent of Outstanding Royalty Trust Units(a)

Freeport-McMoRan Inc.
McMoRan Oil & Gas LLC
333 North Central Avenue
Phoenix, AZ 85004	62,286,299	(b)	27.1%

Neil S. Subin
3300 South Dixie Highway
Suite 1-365
West Palm Beach, FL 33405	45,228,326	(c)	19.6%

Leon G. Cooperman
11431 W. Palmetto Park Road
Boca Raton, FL 33428	21,651,695	(d)	9.4%

Akanthos Capital Management, LLC
21700 Oxnard Street, Suite 1730
Woodland Hills, CA 91367	16,135,696	(e)	7.0%

(a)	Based on 230,172,696 royalty trust units outstanding as of December 31, 2017.

(b)	Based on Amendment No. 2 to Schedule 13G filed with the SEC on February 9, 2018, by FCX and McMoRan.

(c)
Based on a Schedule 13G filed with the SEC on January 23, 2018, by Neil S. Subin in his individual capacity and as president and manager of MILFAM, LLC, which serves as manager, general partner, or investment advisor of a number of entities formerly managed or advised by the late Lloyd I. Miller, III. Mr. Subin has (a) sole voting and investment power over 44,965,980 of the royalty trust units reported and (b) shared voting and investment power over 262,346 of the royalty trust units reported.

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

(e)	Based on a Schedule 13G filed with the SEC on February 14, 2018, by Akanthos Capital Management, LLC.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Other than (a) its formation, (b) its receipt of contributions and loans from FCX for administrative and other expenses as provided for in the royalty trust agreement, (c) its payment of such administrative and other expenses, (d) its repayment of loans from FCX, (e) its receipt of the conveyance of the overriding royalty interests from McMoRan pursuant to the master conveyance, (f) its receipt of royalties from McMoRan, the Royalty Trust has not conducted any activities or entered into any transactions, and (g) its cash distributions to unitholders, if any.

Funding of Administrative Expenses. Pursuant to the royalty trust agreement, FCX has agreed to pay annual trust expenses up to a maximum amount of $350,000, with no right of repayment or interest due, to the extent the Royalty Trust lacks sufficient funds to pay administrative expenses. No such contributions were made during the years ended December 31, 2017, and December 31, 2016. In addition to such annual contributions, FCX has agreed to lend money, on an unsecured, interest-free basis, to the Royalty Trust to fund the Royalty Trust's ordinary administrative expenses as set forth in the royalty trust agreement. Since inception, FCX has loaned $650,000 to the Royalty Trust under this arrangement, all of which had been repaid prior to December 31, 2017, including $500,000 during 2017, and no amounts were outstanding at December 31, 2017.

Pursuant to the royalty trust agreement, FCX agreed to provide and maintain a $1.0 million stand-by reserve account or an equivalent letter of credit for the benefit of the Royalty Trust to enable the Trustee to draw on such reserve account or letter of credit to pay obligations of the Royalty Trust if its funds are inadequate to pay its obligations at any time. Currently, with the consent of the Trustee, FCX may reduce the reserve account or substitute a letter of credit with a different face amount for the original letter of credit or any substitute letter of credit. In connection with this arrangement, FCX has provided $1.0 million in the form of a reserve fund cash account to the Royalty Trust, which amount is reflected as reserve fund cash (and short-term investments) with a corresponding reserve fund liability in the accompanying Statements of Assets, Liabilities and Trust Corpus. The Royalty Trust has not drawn any funds from the reserve account, and FCX has not requested a reduction of such reserve account. For additional information regarding the royalty trust agreement, see Note 2.

Compensation of the Trustee. The Trustee’s annual compensation has been $200,000 since 2016, when it increased from $150,000 as a result of the Royalty Trust’s receipt of royalties related to production from the onshore Highlander subject interest beginning in the second quarter of 2015. Additionally, the Trustee receives reimbursement for its reasonable out-of-pocket expenses incurred in connection with the administration of the Royalty Trust. In the event of litigation involving the Royalty Trust, audits or inspection of the records of the Royalty Trust pertaining to the transactions affecting the Royalty Trust or any other unusual or extraordinary services rendered in connection with the administration of the Royalty Trust, the Trustee would be entitled to receive additional reasonable compensation for the services rendered, including the payment of the Trustee’s standard rates for all time spent by personnel of the Trustee on such matters. The Trustee’s compensation is paid out of the Royalty Trust's assets. The Trustee has a lien on the Royalty Trust’s assets to secure payment of its compensation and any indemnification expenses and other amounts to which it is entitled under the royalty trust agreement.

Royalty Trust Units Held by FCX. At December 31, 2017, the Royalty Trust had 230,172,696 royalty trust units outstanding and FCX, through its indirect wholly owned subsidiary McMoRan, held 62,286,299 royalty trust units (or 27.1% of the outstanding royalty trust units). FCX is currently the largest holder of outstanding royalty trust units.

The Royalty Trust has no directors.

Item 14. Principal Accounting Fees and Services
Fees and Related Disclosures for Accounting Services
The following table discloses the fees for professional services billed to the Royalty Trust by Ernst & Young LLP in each of the last two fiscal years:

	2017	2016
Audit Fees	$170,000	$170,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

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

(a)(3)	Exhibits.

Filed or
Furnished
Exhibit		with this	Incorporated by Reference
Number	Exhibit Title	Form 10-K	Form	File No.	Date Filed
3.1	Composite Certificate of Trust of Gulf Coast Ultra Deep Royalty Trust		10-Q	333-185742	August 14, 2013
10.1	Master Conveyance of Overriding Royalty Interest by and between McMoRan Oil & Gas LLC and Gulf Coast Ultra Deep Royalty Trust, dated as of June 3, 2013		8-K	333-185742	June 4, 2013
10.2	Amended and Restated Royalty Trust Agreement of Gulf Coast Ultra Deep Royalty Trust, dated as of June 3, 2013		8-K	333-185742	June 4, 2013
23	Consent of Netherland, Sewell & Associates, Inc.	X
31	Certification pursuant to Rule 13a-14(a)/15d-14(a)	X
32	Certification pursuant to 18 U.S.C. Section 1350	X
99	Report of Netherland, Sewell & Associates, Inc.	X

Item 16. Form 10-K Summary

Not applicable.

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

Gross acre. An acre in which McMoRan owns a working interest.

MMcfe. Million cubic feet equivalent, determined using the ratio of six thousand cubic feet (Mcf) of natural gas to one barrel of crude oil, condensate or natural gas liquids.

Net acre. Deemed to exist when the sum of the fractional ownership working interests in gross acres equals one. The number of net acres is the sum of the fractional working interests owned in gross acres expressed as whole numbers and fractions of whole numbers.

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

Date: March 23, 2018

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
March 2, 2018

The Bank of New York Mellon Trust Company, N.A.
as Trustee
Gulf Coast Ultra Deep Royalty Trust
601 Travis Street, 16th Floor
Houston, Texas 77002

Ladies and Gentlemen:

In accordance with your request, we have estimated the proved developed reserves and future revenue, as of December 31, 2017, to the Gulf Coast Ultra Deep Royalty Trust (Gulf Coast) overriding royalty interest in the Jeanerette Minerals 1 well located in Bayou Long Field, St. Martin Parish, Louisiana. We completed our evaluation on or about the date of this letter. It is our understanding that the proved reserves estimated in this report constitute all of the proved reserves owned by Gulf Coast. The estimates in this report have been prepared in accordance with the definitions and regulations of the U.S. Securities and Exchange Commission (SEC) and, with the exception of the exclusion of future income taxes, conform to the FASB Accounting Standards Codification Topic 932, Extractive Activities-Oil and Gas. Definitions are presented immediately following this letter. This report has been prepared for Gulf Coast's use in filing with the SEC; in our opinion the assumptions, data, methods, and procedures used in the preparation of this report are appropriate for such purpose.

We estimate the gross (100 percent) gas reserves and the net gas reserves and future net revenue to the Gulf Coast interest in the Jeanerette Minerals 1 well, as of December 31, 2017, to be:

	Gas Reserves (MMCF)		Future Net Revenue (M$)
	Gross			Present Worth
Category	(100)%	Net	Total	at 10%

Proved Developed Producing	44,218.3	1,381.6	3,333.9	2,937.1
Proved Developed Non-Producing	4,689.5	146.5	379.9	326.5
Total Proved Developed	48,907.8	1,528.1	3,713.8	3,263.6

Gas volumes are expressed in millions of cubic feet (MMCF) at standard temperature and pressure bases. This property has never produced commercial volumes of condensate.

Reserves categorization conveys the relative degree of certainty; reserves subcategorization is based on development and production status. Our study indicates that as of December 31, 2017, there are no proved undeveloped reserves for this property. As requested, probable and possible reserves that exist for this property have not been included. The estimates of reserves and future revenue included herein have not been adjusted for risk. This report does not include any value that could be attributed to interests in undeveloped acreage.

Gross revenue is Gulf Coast's share of the gross (100 percent) revenue from the property prior to any deductions. Future net revenue is after deductions for Gulf Coast's share of production taxes, ad valorem taxes, and post-production operating expenses but before consideration of any income taxes. The future net revenue has been discounted at an annual rate of 10 percent to determine its present worth, which is shown to indicate the effect of time on the value of money. Future net revenue presented in this report, whether discounted or undiscounted, should not be construed as being the fair market value of the property.

The gas price used in this report is based on the 12-month unweighted arithmetic average of the first-day-of-the-month Henry Hub spot price for each month in the period January through December 2017. The average price of

$2.976 per MMBTU is adjusted for energy content, transportation fees, and market differentials. The adjusted gas price of $2.842 per MCF is held constant throughout the life of the property.

Because this report is for the Gulf Coast overriding royalty interest in this property, no operating costs would be incurred, except for the post-production operating costs of $200,450 per month and $0.03 per MCF of gas. Operating costs have been used to confirm economic producibility and determine economic limits for the property. Operating costs are based on operating expense records of Freeport McMoRan Oil & Gas LLC (FM O&G), the operator of the property, and include only direct lease- and field-level costs. Operating costs are not escalated for inflation. Gulf Coast would not incur any costs due to abandonment, nor would it realize any salvage value for the lease and well equipment.

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

Sincerely,

NETHERLAND, SEWELL & ASSOCIATES, INC.
Texas Registered Engineering Firm F-2699

		By:	/s/ C.H. (Scott) Rees III
C.H. (Scott) Rees III, P.E.
Chairman and Chief Executive Officer

By:	/s/ John R. Cliver	By:	/s/ Shane M. Howell
	John R. Cliver, P.E. 107216		Shane M. Howell, P.G. 11276
	Vice President		Vice President

Date Signed:	March 2, 2018	Date Signed:	March 2, 2018

JRC:RS

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