Form 10-Q
period 2018-03-31
Gulf Coast Ultra Deep Royalty Trust
filed 2018-05-10
CIK 1565146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to
Commission File Number: 001-36386

Gulf Coast Ultra Deep Royalty Trust
(Exact name of registrant as specified in its charter)

Delaware	46-6448579
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

The Bank of New York Mellon Trust Company, N.A., as trustee 601 Travis Street, 16th Floor
Houston, Texas	77002
(Address of principal executive offices)	(Zip Code)

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
☐ Yes ☒ No

On April 30, 2018, there were outstanding 230,172,696 royalty trust units representing beneficial interests in the registrant.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

GULF COAST ULTRA DEEP ROYALTY TRUST
STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	March 31,	December 31,
	2018	2017
ASSETS	(unaudited)	(audited)
Operating cash	$512,027	$457,331
Reserve fund cash	1,012,094	2,088
Reserve fund short-term investments	—	1,004,236
Overriding royalty interests in subject interests, net	1,820,329	1,995,048
Total assets	$3,344,450	$3,458,703

LIABILITIES AND TRUST CORPUS
Reserve fund liability	$1,012,094	$1,006,324
Trust corpus (230,172,696 royalty trust units authorized, issued and
outstanding as of March 31, 2018, and December 31, 2017)	2,332,356	2,452,379
Total liabilities and trust corpus	$3,344,450	$3,458,703

The accompanying notes are an integral part of these financial statements.

GULF COAST ULTRA DEEP ROYALTY TRUST
STATEMENTS OF DISTRIBUTABLE INCOME (Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Royalty income	$369,255	$398,689
Interest income and other	1,155	261
Administrative expenses	(108,383)	(124,207)
Income in excess of administrative expenses (Note 4)	$262,027	$274,743
Distributable income (Note 4)	$262,027	$—
Distributable income per royalty trust unit	$0.001138	$—
Royalty trust units outstanding at end of period	230,172,696	230,172,696

The accompanying notes are an integral part of these financial statements.

GULF COAST ULTRA DEEP ROYALTY TRUST
STATEMENTS OF CHANGES IN TRUST CORPUS (Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Trust corpus, beginning of period	$2,452,379	$3,507,430
Amortization of overriding royalty interests in subject interests	(174,719)	(559,321)
Income in excess of administrative expenses	262,027	274,743
Distributions paid	(207,331)	—
Trust corpus, end of period	$2,332,356	$3,222,852

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

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all required information and disclosures. Therefore, this information should be read in conjunction with the Royalty Trust’s financial statements and notes contained in its annual report on Form 10-K for the year ended December 31, 2017. The information furnished herein reflects all adjustments that are, in the opinion of The Bank of New York Mellon Trust Company, N.A. (the Trustee), necessary for a fair statement of the results for the interim periods reported. All such adjustments are, in the opinion of the Trustee, of a normal recurring nature. Operating results for the three-month period ended March 31, 2018, are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

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

Royalty Income. Royalties are recorded in royalty income on the statements of distributable income when received under the modified cash basis of accounting.

2. OVERRIDING ROYALTY INTERESTS
No impairment charges were recorded during the three-month periods ended March 31, 2018 or 2017.

The onshore Highlander subject interest is the only producing subject interest in which the Royalty Trust holds an overriding royalty interest, and began commercial production on February 25, 2015. Prior to this date there had been no commercial production of hydrocarbons from any of the subject interests. Amortization charges related to production volumes associated with the onshore Highlander subject interest reduced the carrying value of the overriding royalty interests by $174,719 for the three-month period ended March 31, 2018, and by $559,321 for the three-month period ended March 31, 2017. Accumulated amortization totaled $4,936,371 and $4,761,652 at March 31, 2018, and December 31, 2017, respectively.

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

3. RELATED PARTY TRANSACTIONS
Royalty Income. As of March 31, 2018, only the onshore Highlander subject interest had established commercial production. In accordance with the master conveyance, the Royalty Trust received royalties from McMoRan of $369,255 and $398,689 during the three-month periods ended March 31, 2018 and 2017, respectively, relating to production from the onshore Highlander subject interest. Royalties are paid to the Royalty Trust on the last day of the month following the month in which production payments are received by McMoRan in accordance with the terms of the master conveyance. Royalties received by the Royalty Trust must first be used to (i) satisfy Royalty Trust administrative expenses and (ii) reduce Royalty Trust indebtedness. The Royalty Trust had no indebtedness outstanding as of March 31, 2018. Additionally, the Trustee has established a minimum cash reserve of $250,000. As a result, distributions will be made to Royalty Trust unitholders only when royalties received less administrative expenses incurred and repayment of any indebtedness exceeds the $250,000 minimum cash reserve. For additional information, see Note 4.

Funding of Administrative Expenses. Pursuant to the royalty trust agreement, FCX has agreed to pay annual trust expenses up to a maximum amount of $350,000, with no right of repayment or interest due, to the extent the Royalty Trust lacks sufficient funds to pay administrative expenses. FCX made no such contributions during the three-month periods ended March 31, 2018 or 2017. In addition to such annual contributions, FCX has agreed to lend money, on an unsecured, interest-free basis, to the Royalty Trust to fund the Royalty Trust's ordinary administrative expenses as set forth in the royalty trust agreement. Since inception, FCX has loaned $650,000 to the Royalty Trust under this arrangement, all of which has been repaid. No amounts were outstanding at March 31, 2018, or December 31, 2017.

Pursuant to the royalty trust agreement, FCX agreed to provide and maintain a $1.0 million stand-by reserve account or an equivalent letter of credit for the benefit of the Royalty Trust to enable the Trustee to draw on such reserve account or letter of credit to pay obligations of the Royalty Trust if its funds are inadequate to pay its obligations at any time. Currently, with the consent of the Trustee, FCX may reduce the reserve account or substitute a letter of credit with a different face amount for the original letter of credit or any substitute letter of credit. In connection with this arrangement, FCX provided $1.0 million to the Royalty Trust. The $1.0 million, plus interest collected thereon, is reflected as reserve fund cash and short-term investments, with a corresponding reserve fund liability in the accompanying Statements of Assets, Liabilities and Trust Corpus. As of March 31, 2018, the Royalty Trust had not drawn any funds from the reserve account, and FCX had not requested a reduction of such reserve account.

Compensation of the Trustee. The Trustee receives annual compensation of $200,000. Additionally, the Trustee receives reimbursement for its reasonable out-of-pocket expenses incurred in connection with the administration of the Royalty Trust. The Trustee’s compensation is paid out of the Royalty Trust's assets. The Trustee has a lien on the Royalty Trust’s assets to secure payment of its compensation and any indemnification expenses and other amounts to which it is entitled under the royalty trust agreement.

Royalty Trust Units Held by FCX. At March 31, 2018, the Royalty Trust had 230,172,696 royalty trust units outstanding and FCX, through its indirect wholly owned subsidiary McMoRan, held 62,286,299 royalty trust units (or 27.1% of the outstanding royalty trust units). FCX is currently the largest holder of outstanding royalty trust units.

4. DISTRIBUTIONS
Royalties received by the Royalty Trust must first be used to (i) satisfy Royalty Trust administrative expenses and (ii) reduce Royalty Trust indebtedness. The Royalty Trust had no indebtedness outstanding as of March 31, 2018. Additionally, the Trustee has established a minimum cash reserve of $250,000. As a result, distributions will be made to Royalty Trust unitholders only when royalties received less administrative expenses incurred and repayment of any indebtedness exceeds the $250,000 minimum cash reserve. On January 17, 2018, the Royalty Trust declared a cash distribution for the three-month period ended December 31, 2017, of $0.000901 per unit which was paid on February 13, 2018, to unitholders of record on January 30, 2018. On April 17, 2018, the Royalty Trust declared a cash distribution for the three-month period ended March 31, 2018, of $0.001138 per unit payable on May 14, 2018, to unitholders of record on April 30, 2018. These distributions are not necessarily indicative of future distributions. There was no distributable income for the three-month period ended March 31, 2017.

Natural gas (Mcf) sales volumes, average sales price and net cash proceeds available for distribution for the three-month period ended ended March 31, 2018, are set forth in the table below.

Natural gas (Mcf) sales volumes(a)	133,373
Natural gas (per Mcf) average sales price	$3.09
Gross proceeds	$411,791
Post-production costs and specified taxes	$(42,536)
Royalty income	$369,255
Interest income and other	$1,155
Administrative expenses	$(108,383)
Income in excess of administrative expenses	$262,027
Net cash proceeds available for distribution(b)	$262,027

(a)	Attributable to the onshore Highlander subject interest which is the only subject interest with commercial production.

(b)	Equals the remaining balance in operating cash at March 31, 2018, after $250,000 in minimum cash is reserved.

5. CONTINGENCIES AND OTHER COMMITMENTS
Litigation. There are currently no pending legal proceedings to which the Royalty Trust is a party.

6. SUBSEQUENT EVENTS
On April 17, 2018, the Royalty Trust declared a cash distribution of $0.001138 per unit payable on May 14, 2018, to unitholders of record on April 30, 2018. For additional information, see Note 4.

The Royalty Trust evaluated all other events subsequent to March 31, 2018, and through the date the Royalty Trust’s financial statements were issued, and determined that all events or transactions occurring during this period requiring recognition or disclosure were appropriately addressed in these financial statements.

Item 2.     Trustee's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

You should read the following discussion in conjunction with the financial statements of Gulf Coast Ultra Deep Royalty Trust (the Royalty Trust) and the related Trustee’s Discussion and Analysis of Financial Condition and Results of Operations and the discussion of its Business and Properties in the Royalty Trust's Annual Report on Form 10-K for the year ended December 31, 2017 (2017 Form 10-K), filed with the United States (U.S.) Securities and Exchange Commission (SEC). The results of operations reported and summarized below are not necessarily indicative of future operating results. Unless otherwise specified, all references to "Notes" refer to Notes to Financial Statements located in Part I, Item I. "Financial Statements" of this Form 10-Q. Also see the 2017 Form 10-K for a glossary of definitions for some of the oil and gas industry terms used in this Form 10-Q. Additionally, please refer to the section entitled "Cautionary Statement" on page 12 of this Form 10-Q. The information below has been furnished to the Trustee by Freeport-McMoRan Inc. (FCX) and FCX's indirect wholly owned subsidiary, McMoRan Oil & Gas LLC (McMoRan).

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

In connection with the merger, on June 3, 2013, (1) FCX, as depositor, McMoRan, as grantor, the Trustee and the Delaware Trustee entered into the amended and restated royalty trust agreement to govern the Royalty Trust and the respective rights and obligations of FCX, the Trustee, the Delaware Trustee, and the Royalty Trust unitholders with respect to the Royalty Trust (the royalty trust agreement); and (2) McMoRan, as grantor, and the Royalty Trust, as grantee, entered into the master conveyance of overriding royalty interests (the master conveyance) pursuant to which McMoRan conveyed to the Royalty Trust the overriding royalty interests in future production from the subject interests. Other than (a) its formation, (b) its receipt of contributions and loans from FCX for administrative and other expenses as provided for in the royalty trust agreement, (c) its payment of such administrative and other expenses, (d) its repayment of loans from FCX, (e) its receipt of the conveyance of the overriding royalty interests from McMoRan pursuant to the master conveyance, (f) its receipt of royalties from McMoRan, and (g) its cash distributions to unitholders, the Royalty Trust has not conducted any activities. The Trustee has no involvement with, control over, or responsibility for, any aspect of any operations on or relating to the subject interests.

The Trustee receives annual compensation of $200,000. Additionally, the Trustee receives reimbursement for its reasonable out-of-pocket expenses incurred in connection with the administration of the Royalty Trust. The Trustee’s compensation is paid out of the Royalty Trust's assets. The Trustee has a lien on the Royalty Trust’s assets to secure payment of its compensation and any indemnification expenses and other amounts to which it is entitled under the royalty trust agreement.

McMoRan previously informed the Trustee that since 2008, McMoRan's Inboard Lower Tertiary/Cretaceous drilling activities (below the salt weld, i.e., the listric fault) have confirmed McMoRan's belief relating to its geologic model and the highly prospective nature of this geologic trend. McMoRan believes that data from nine Inboard Lower Tertiary/Cretaceous wells drilled to date indicate the presence of geologic formations that are analogous to productive formations in the Deepwater Gulf of Mexico and onshore in the Gulf Coast region. Eight of these wells were included in the subject interests, along with additional exploration prospects that were also burdened by the overriding royalty interests. During 2016 and the first quarter of 2017, FCX completed the sales of oil and gas properties which represented 94% of its total proved reserves as of December 31, 2015. Although none of these transactions impacted the subject interests, McMoRan has informed the Trustee that it has no plans to pursue, has relinquished, or has allowed to expire all subject interests except for the onshore Highlander subject interest. Additionally, McMoRan has informed the Trustee that it is unlikely to drill additional wells on the onshore Highlander subject interest at the current time, considering existing natural gas prices and the cost of drilling and completing these wells. Under the operating agreement applicable to these leases associated with the subject interest, McMoRan is obligated to offer its interest in any acreage it decides to release to its co-lessees free and clear of the overriding royalty interest.

At March 31, 2018, McMoRan owned interests in approximately 170 oil and gas leases in the shallow waters of the Gulf of Mexico and onshore in South Louisiana, covering approximately 14,306 gross acres (7,257 acres net to McMoRan's interest) associated with the subject interests. Approximately 3% of those net acres associated with the subject interests are scheduled to expire during the remainder of 2018 and through 2020, unless a lease on such acreage is perpetuated by a lease holding operation. Whether or not McMoRan maintains the acreage scheduled to expire is determined by McMoRan's current and future plans, over which the Royalty Trust has no control.

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

LIQUIDITY AND CAPITAL RESOURCES

Pursuant to the royalty trust agreement, FCX has agreed to pay annual trust expenses up to a maximum amount of $350,000, with no right of repayment or interest due, to the extent the Royalty Trust lacks sufficient funds to pay administrative expenses. No such contributions by FCX were made during the three-month periods ended March 31, 2018 or 2017. In addition to such annual contributions, FCX has agreed to lend money, on an unsecured, interest-free basis, to the Royalty Trust to fund the Royalty Trust's ordinary administrative expenses as set forth in the royalty trust agreement. Since inception, FCX has loaned $650,000 to the Royalty Trust under this arrangement, all of which has been repaid. No amounts were outstanding as of March 31, 2018, or December 31, 2017. All funds the Trustee borrows to cover expenses or liabilities, whether from FCX or from any other source, must be repaid before the Royalty Trust unitholders receive any distributions.

Pursuant to the royalty trust agreement, FCX agreed to provide and maintain a $1.0 million stand-by reserve account or an equivalent letter of credit for the benefit of the Royalty Trust to enable the Trustee to draw on such reserve account or letter of credit to pay obligations of the Royalty Trust if its funds are inadequate to pay its obligations at any time. Currently, with the consent of the Trustee, FCX may reduce the reserve account or substitute a letter of credit with a different face amount for the original letter of credit or any substitute letter of credit. In connection with this arrangement, FCX provided $1.0 million to the Royalty Trust. The $1.0 million, plus interest collected thereon, is held in reserve fund cash and short-term investments. As of March 31, 2018, the Royalty Trust had not drawn any funds from the reserve account, and FCX had not requested a reduction of such reserve account.

As of March 31, 2018, only the onshore Highlander subject interest had established commercial production. Royalties are paid to the Royalty Trust on the last day of the month following the month in which production payments are received by McMoRan in accordance with the terms of the master conveyance. In accordance with the master conveyance, the Royalty Trust received royalties from McMoRan of $369,255 and $398,689 during the three-month periods ended March 31, 2018 and 2017, respectively, relating to production from the onshore Highlander subject interest.

Royalties received by the Royalty Trust must first be used to (i) satisfy Royalty Trust administrative expenses and (ii) reduce Royalty Trust indebtedness. The Royalty Trust had no indebtedness outstanding as of March 31, 2018. Additionally, the Trustee has established a minimum cash reserve of $250,000. As a result, distributions will be made to Royalty Trust unitholders only when royalties received less administrative expenses incurred and repayment of any indebtedness exceeds the $250,000 minimum cash reserve. On January 17, 2018, the Royalty Trust declared a cash distribution for the three-month period ended December 31, 2017, of $0.000901 per unit which was paid on February 13, 2018, to unitholders of record on January 30, 2018. On April 17, 2018, the Royalty Trust declared a cash distribution for the three-month period ended March 31, 2018, of $0.001138 per unit payable on May 14, 2018, to unitholders of record on April 30, 2018. These distributions are not necessarily indicative of future distributions. There was no distributable income for the three-month period ended March 31, 2017.

Natural gas (Mcf) sales volumes, average sales price and net cash proceeds available for distribution for the three-month period ended ended March 31, 2018, are set forth in the table below.

Natural gas (Mcf) sales volumes(a)	133,373
Natural gas (per Mcf) average sales price	$3.09
Gross proceeds	$411,791
Post-production costs and specified taxes	$(42,536)
Royalty income	$369,255
Interest income and other	$1,155
Administrative expenses	$(108,383)
Income in excess of administrative expenses	$262,027
Net cash proceeds available for distribution(b)	$262,027

(a)	Attributable to the onshore Highlander subject interest which is the only subject interest with commercial production.

(b)	Equals the remaining balance in operating cash at March 31, 2018, after $250,000 in minimum cash is reserved.

The Royalty Trust's only other sources of liquidity, to the extent it lacks sufficient funds to pay administrative expenses, are contributions from FCX to pay annual trust expenses up to a maximum amount of $350,000, any loans and the required standby reserve account or letter of credit from FCX. As a result, any material adverse change in FCX's or McMoRan's financial condition or results of operations could materially and adversely affect the Royalty Trust and the underlying royalty trust units.

OFF-BALANCE SHEET ARRANGEMENTS

The Royalty Trust has no off-balance sheet arrangements. The Royalty Trust has not guaranteed the debt of any other party, nor does the Royalty Trust have any other arrangements or relationships with other entities that could potentially result in unconsolidated debt, losses or contingent obligations.

RESULTS OF OPERATIONS

Royalty Income. As of March 31, 2018, only the onshore Highlander subject interest had established commercial production. In accordance with the master conveyance, during the three-month period ended March 31, 2018, the Royalty Trust received royalties of $369,255 from McMoRan related to 133,373 Mcf of natural gas production attributable to the onshore Highlander subject interest with average post-production costs of $0.32 per Mcf and an average receipt price of $3.09 per Mcf. During the three-month period ended March 31, 2017, the Royalty Trust received royalties of $398,689 from McMoRan related to 140,887 Mcf of natural gas production attributable to the onshore Highlander subject interest with average post-production costs of $0.22 per Mcf and an average receipt price of $3.05 per Mcf.

Royalty income was lower during the three-month period ended March 31, 2018, as compared to the corresponding 2017 period, primarily because of additional severance taxes following the expiration of a two-year deep well severance tax suspension period granted by the state of Louisiana under its severance tax relief program.

Administrative Expenses. During the three-month periods ended March 31, 2018 and 2017, the Royalty Trust paid administrative expenses of $108,383 and $124,207, respectively. Administrative expenses, which consisted primarily of audit, legal and trustee expenses incurred in connection with the administration of the Royalty Trust, were lower for the three-month period ended March 31, 2018, as compared to the corresponding 2017 period, primarily because of lower professional fees.

NEW ACCOUNTING STANDARDS

None.

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

Forward-looking statements are not guarantees or assurances of future performance and actual results may differ materially from those anticipated, projected or assumed in the forward-looking statements. Important factors that may cause actual results to differ materially from those anticipated by the forward-looking statements include, but are not limited to, FCX's future plans for its remaining oil and gas properties; the risk that the subject interests will not produce additional hydrocarbons; general economic and business conditions; variations in the market demand for, and prices of, oil and natural gas; drilling results; changes in oil and natural gas reserve expectations; the potential adoption of new governmental regulations; decisions by FCX or McMoRan not to develop the subject interests; any inability of FCX or McMoRan to develop the subject interests; damages to facilities resulting from natural disasters or accidents; fluctuations in the market price, volume and frequency of the trading market for the royalty trust units; the amount of cash received or expected to be received by the Trustee from the underlying subject interests on or prior to a record date for a quarterly cash distributions; and other factors described in Part I, Item 1A. "Risk Factors" in the 2017 Form 10-K, as updated by the Royalty Trust's subsequent filings with the SEC. Any differences in actual cash receipts by the Royalty Trust could affect the amount of quarterly cash distributions.

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

(b) Changes in internal control over financial reporting. During the quarter ended March 31, 2018, there has been no change in the Royalty Trust's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Royalty Trust's internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of FCX.

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

Date: May 10, 2018

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