Form 10-Q
period 2018-06-30
Gulf Coast Ultra Deep Royalty Trust
filed 2018-08-09
CIK 1565146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
☐ Yes ☒ No

On July 31, 2018, there were outstanding 230,172,696 royalty trust units representing beneficial interests in the registrant.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

GULF COAST ULTRA DEEP ROYALTY TRUST
STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	June 30,	December 31,
	2018	2017
ASSETS	(unaudited)	(audited)
Operating cash	$378,544	$457,331
Reserve fund cash	1,015,406	2,088
Reserve fund short-term investments	—	1,004,236
Overriding royalty interests in subject interests, net	1,641,780	1,995,048
Total assets	$3,035,730	$3,458,703

LIABILITIES AND TRUST CORPUS
Reserve fund liability	$1,015,406	$1,006,324
Trust corpus (230,172,696 royalty trust units authorized, issued and
outstanding as of June 30, 2018, and December 31, 2017)	2,020,324	2,452,379
Total liabilities and trust corpus	$3,035,730	$3,458,703

The accompanying notes are an integral part of these financial statements.

GULF COAST ULTRA DEEP ROYALTY TRUST
STATEMENTS OF DISTRIBUTABLE INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Royalty income	$310,938	$307,040	$680,193	$705,729
Interest income and other	1,308	568	2,463	829
Administrative expenses	(183,702)	(133,321)	(292,085)	(257,528)
Income in excess of administrative expenses (Note 4)	$128,544	$174,287	$390,571	$449,030
Distributable income (Note 4)	$128,544	$—	$390,571	$—
Distributable income per royalty trust unit	$0.000558	$—	$0.001697	$—
Royalty trust units outstanding at end of period	230,172,696	230,172,696	230,172,696	230,172,696

The accompanying notes are an integral part of these financial statements.

GULF COAST ULTRA DEEP ROYALTY TRUST
STATEMENTS OF CHANGES IN TRUST CORPUS (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Trust corpus, beginning of period	$2,332,356	$3,222,852	$2,452,379	$3,507,430
Amortization of overriding royalty interests in subject interests	(178,549)	(486,329)	(353,268)	(1,045,650)
Income in excess of administrative expenses	128,544	174,287	390,571	449,030
Distributions paid	(262,027)	—	(469,358)	—
Trust corpus, end of period	$2,020,324	$2,910,810	$2,020,324	$2,910,810

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

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all required information and disclosures. Therefore, this information should be read in conjunction with the Royalty Trust’s financial statements and notes contained in its annual report on Form 10-K for the year ended December 31, 2017. The information furnished herein reflects all adjustments that are, in the opinion of The Bank of New York Mellon Trust Company, N.A. (the Trustee), necessary for a fair statement of the results for the interim periods reported. All such adjustments are, in the opinion of the Trustee, of a normal recurring nature. Operating results for the three- and six-month periods ended June 30, 2018, are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

The Royalty Trust was created to hold a 5% gross overriding royalty interest (collectively, the overriding royalty interests) in future production from each of the Inboard Lower Tertiary/Cretaceous exploration prospects of McMoRan Oil & Gas LLC (McMoRan), an indirect wholly owned subsidiary of Freeport-McMoRan Inc. (FCX), located in the shallow waters of the Gulf of Mexico and onshore in South Louisiana that existed as of December 5, 2012 (collectively, the subject interests).

Royalty Income. Royalties are recorded in royalty income on the statements of distributable income when received under the modified cash basis of accounting.

2. OVERRIDING ROYALTY INTERESTS
No impairment charges were recorded during the three- or six-month periods ended June 30, 2018 or 2017.

The onshore Highlander subject interest is the only producing subject interest in which the Royalty Trust holds an overriding royalty interest, and began commercial production on February 25, 2015. Prior to this date there had been no commercial production of hydrocarbons from any of the subject interests. Amortization charges related to production volumes associated with the onshore Highlander subject interest reduced the carrying value of the overriding royalty interests by $178,549 and $353,268 during the three- and six-month periods ended June 30, 2018, respectively, and by $486,329 and $1,045,650 during the three- and six-month periods ended June 30, 2017, respectively. Accumulated amortization totaled $5,114,920 and $4,761,652 at June 30, 2018, and December 31, 2017, respectively.

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

3. RELATED PARTY TRANSACTIONS
Royalty Income. As of June 30, 2018, only the onshore Highlander subject interest had established commercial production. In accordance with the master conveyance, the Royalty Trust received royalties from McMoRan of $310,938 and $680,193 during the three- and six-month periods ended June 30, 2018, respectively, and of $307,040 and $705,729 during the three- and six-month periods ended June 30, 2017, respectively, relating to production from the onshore Highlander subject interest. Royalties are paid to the Royalty Trust on the last day of the month following the month in which production payments are received by McMoRan in accordance with the terms of the master conveyance. Royalties received by the Royalty Trust must first be used to (i) satisfy Royalty Trust administrative expenses and (ii) reduce Royalty Trust indebtedness. The Royalty Trust had no indebtedness outstanding as of June 30, 2018. Additionally, the Trustee has established a minimum cash reserve of $250,000. As a result, distributions will be made to Royalty Trust unitholders only when royalties received less administrative expenses incurred and repayment of any indebtedness exceeds the $250,000 minimum cash reserve. For additional information, see Note 4.

Funding of Administrative Expenses. Pursuant to the royalty trust agreement, FCX has agreed to pay annual trust expenses up to a maximum amount of $350,000, with no right of repayment or interest due, to the extent the Royalty Trust lacks sufficient funds to pay administrative expenses. FCX made no such contributions during the six-month periods ended June 30, 2018 or 2017. In addition to such annual contributions, FCX has agreed to lend money, on an unsecured, interest-free basis, to the Royalty Trust to fund the Royalty Trust's ordinary administrative expenses as set forth in the royalty trust agreement. Since inception, FCX has loaned $650,000 to the Royalty Trust under this arrangement, all of which has been repaid. No amounts were outstanding at June 30, 2018, or December 31, 2017.

Pursuant to the royalty trust agreement, FCX agreed to provide and maintain a $1.0 million stand-by reserve account or an equivalent letter of credit for the benefit of the Royalty Trust to enable the Trustee to draw on such reserve account or letter of credit to pay obligations of the Royalty Trust if its funds are inadequate to pay its obligations at any time. Currently, with the consent of the Trustee, FCX may reduce the reserve account or substitute a letter of credit with a different face amount for the original letter of credit or any substitute letter of credit. In connection with this arrangement, FCX provided $1.0 million to the Royalty Trust. The $1.0 million, plus interest collected thereon, is reflected as reserve fund cash and short-term investments, with a corresponding reserve fund liability in the accompanying Statements of Assets, Liabilities and Trust Corpus. As of June 30, 2018, the Royalty Trust had not drawn any funds from the reserve account, and FCX had not requested a reduction of such reserve account.

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

Royalty Trust Units Held by FCX. At June 30, 2018, the Royalty Trust had 230,172,696 royalty trust units outstanding and FCX, through its indirect wholly owned subsidiary McMoRan, held 62,286,299 royalty trust units (or 27.1% of the outstanding royalty trust units). FCX is currently the largest holder of outstanding royalty trust units.

4. DISTRIBUTIONS
Royalties received by the Royalty Trust must first be used to (i) satisfy Royalty Trust administrative expenses and (ii) reduce Royalty Trust indebtedness. The Royalty Trust had no indebtedness outstanding as of June 30, 2018. Additionally, the Trustee has established a minimum cash reserve of $250,000. As a result, distributions will be made to Royalty Trust unitholders only when royalties received less administrative expenses incurred and repayment of any indebtedness exceeds the $250,000 minimum cash reserve. On January 17, 2018, the Royalty Trust declared a cash distribution for the three-month period ended December 31, 2017, of $0.000901 per unit which was paid on February 13, 2018, to unitholders of record on January 30, 2018. On April 17, 2018, the Royalty Trust declared a cash distribution for the three-month period ended March 31, 2018, of $0.001138 per unit which was paid on May 14, 2018, to unitholders of record on April 30, 2018. On July 18, 2018, the Royalty Trust declared a cash distribution for the three-month period ended June 30, 2018, of $0.000558 per unit payable on August 13, 2018, to unitholders of record on July 30, 2018. These distributions are not necessarily indicative of future distributions. There was no distributable income for the six-month period ended June 30, 2017.

Natural gas (Mcf) sales volumes, average sales price and net cash proceeds available for distribution for the three-month period ended June 30, 2018, are set forth in the table below.

Natural gas (Mcf) sales volumes(a)	136,297
Natural gas (per Mcf) average sales price	$2.60
Gross proceeds	$354,880
Post-production costs and specified taxes	$(43,942)
Royalty income	$310,938
Interest income and other	$1,308
Administrative expenses	$(183,702)
Income in excess of administrative expenses	$128,544
Net cash proceeds available for distribution(b)	$128,544

(a)	Attributable to the onshore Highlander subject interest, which is the only subject interest with commercial production.

(b)	Equals the remaining balance in operating cash at June 30, 2018, after $250,000 in minimum cash is reserved.

5. CONTINGENCIES AND OTHER COMMITMENTS
Litigation. There are currently no pending legal proceedings to which the Royalty Trust is a party.

6. SUBSEQUENT EVENTS
On July 18, 2018, the Royalty Trust declared a cash distribution of $0.000558 per unit payable on August 13, 2018, to unitholders of record on July 30, 2018. For additional information, see Note 4.

The Royalty Trust evaluated all other events subsequent to June 30, 2018, and through the date the Royalty Trust’s financial statements were issued, and determined that all events or transactions occurring during this period requiring recognition or disclosure were appropriately addressed in these financial statements.

Item 2.     Trustee's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

You should read the following discussion in conjunction with the financial statements of Gulf Coast Ultra Deep Royalty Trust (the Royalty Trust) and the related Trustee’s Discussion and Analysis of Financial Condition and Results of Operations and the discussion of its Business and Properties in the Royalty Trust's Annual Report on Form 10-K for the year ended December 31, 2017 (2017 Form 10-K), filed with the United States (U.S.) Securities and Exchange Commission (SEC). The results of operations reported and summarized below are not necessarily indicative of future operating results. Unless otherwise specified, all references to "Notes" refer to the Notes to Financial Statements located in Part I, Item I. "Financial Statements" of this Form 10-Q. Also see the 2017 Form 10-K for a glossary of definitions for some of the oil and gas industry terms used in this Form 10-Q. Additionally, please refer to the section entitled "Cautionary Statement" on page 12 of this Form 10-Q. The information below has been furnished to the Trustee by Freeport-McMoRan Inc. (FCX) and FCX's indirect wholly owned subsidiary, McMoRan Oil & Gas LLC (McMoRan).

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

At June 30, 2018, McMoRan owned interests in approximately 161 oil and gas leases in the shallow waters of the Gulf of Mexico and onshore in South Louisiana, covering approximately 14,081 gross acres (7,121 acres net to McMoRan's interest) associated with the subject interests. Approximately 1% of those net acres associated with the subject interests are scheduled to expire during the remainder of 2018 and through 2020, unless a lease on such acreage is perpetuated by a lease holding operation. Whether or not McMoRan maintains the acreage scheduled to expire is determined by McMoRan's current and future plans, over which the Royalty Trust has no control.

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

LIQUIDITY AND CAPITAL RESOURCES

Pursuant to the royalty trust agreement, FCX has agreed to pay annual trust expenses up to a maximum amount of $350,000, with no right of repayment or interest due, to the extent the Royalty Trust lacks sufficient funds to pay administrative expenses. No such contributions by FCX were made during the six-month periods ended June 30, 2018 or 2017. In addition to such annual contributions, FCX has agreed to lend money, on an unsecured, interest-free basis, to the Royalty Trust to fund the Royalty Trust's ordinary administrative expenses as set forth in the royalty trust agreement. Since inception, FCX has loaned $650,000 to the Royalty Trust under this arrangement, all of which has been repaid. No amounts were outstanding as of June 30, 2018, or December 31, 2017. All funds the Trustee borrows to cover expenses or liabilities, whether from FCX or from any other source, must be repaid before the Royalty Trust unitholders receive any distributions.

Pursuant to the royalty trust agreement, FCX agreed to provide and maintain a $1.0 million stand-by reserve account or an equivalent letter of credit for the benefit of the Royalty Trust to enable the Trustee to draw on such reserve account or letter of credit to pay obligations of the Royalty Trust if its funds are inadequate to pay its obligations at any time. Currently, with the consent of the Trustee, FCX may reduce the reserve account or substitute a letter of credit with a different face amount for the original letter of credit or any substitute letter of credit. In connection with this arrangement, FCX provided $1.0 million to the Royalty Trust. The $1.0 million, plus interest collected thereon, is held in reserve fund cash and short-term investments. As of June 30, 2018, the Royalty Trust had not drawn any funds from the reserve account, and FCX had not requested a reduction of such reserve account.

As of June 30, 2018, only the onshore Highlander subject interest had established commercial production. Royalties are paid to the Royalty Trust on the last day of the month following the month in which production payments are received by McMoRan in accordance with the terms of the master conveyance. In accordance with the master conveyance, the Royalty Trust received royalties from McMoRan of $310,938 and $680,193 during the three- and six-month periods ended June 30, 2018, respectively, and $307,040 and $705,729 during the three- and six-month periods ended June 30, 2017, respectively, relating to production from the onshore Highlander subject interest.

Royalties received by the Royalty Trust must first be used to (i) satisfy Royalty Trust administrative expenses and (ii) reduce Royalty Trust indebtedness. The Royalty Trust had no indebtedness outstanding as of June 30, 2018. Additionally, the Trustee has established a minimum cash reserve of $250,000. As a result, distributions will be made to Royalty Trust unitholders only when royalties received less administrative expenses incurred and repayment of any indebtedness exceeds the $250,000 minimum cash reserve. On January 17, 2018, the Royalty Trust declared a cash distribution for the three-month period ended December 31, 2017, of $0.000901 per unit which was paid on February 13, 2018, to unitholders of record on January 30, 2018. On April 17, 2018, the Royalty Trust declared a cash distribution for the three-month period ended March 31, 2018, of $0.001138 per unit which was paid on May 14, 2018, to unitholders of record on April 30, 2018. On July 18, 2018, the Royalty Trust declared a cash distribution for the three-month period ended June 30, 2018, of $0.000558 per unit payable on August 13, 2018, to unitholders of record on July 30, 2018. These distributions are not necessarily indicative of future distributions. There was no distributable income for the six-month period ended June 30, 2017.

Natural gas (Mcf) sales volumes, average sales price and net cash proceeds available for distribution for the three-month period ended June 30, 2018, are set forth in the table below.

Natural gas (Mcf) sales volumes(a)	136,297
Natural gas (per Mcf) average sales price	$2.60
Gross proceeds	$354,880
Post-production costs and specified taxes	$(43,942)
Royalty income	$310,938
Interest income and other	$1,308
Administrative expenses	$(183,702)
Income in excess of administrative expenses	$128,544
Net cash proceeds available for distribution(b)	$128,544

(a)	Attributable to the onshore Highlander subject interest which is the only subject interest with commercial production.

(b)	Equals the remaining balance in operating cash at June 30, 2018, after $250,000 in minimum cash is reserved.

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

RESULTS OF OPERATIONS

Royalty Income. As of June 30, 2018, only the onshore Highlander subject interest had established commercial production. In accordance with the master conveyance, during the three-month period ended June 30, 2018, the Royalty Trust received royalties of $310,938 from McMoRan related to 136,297 Mcf of natural gas production attributable to the onshore Highlander subject interest with average post-production costs of $0.32 per Mcf and an average receipt price of $2.60 per Mcf. During the three-month period ended June 30, 2017, the Royalty Trust received royalties of $307,040 from McMoRan related to 122,501 Mcf of natural gas production attributable to the onshore Highlander subject interest with average post-production costs of $0.32 per Mcf and an average receipt price of $2.83 per Mcf. Royalty income was higher during the three-month period ended June 30, 2018, as compared to the corresponding 2017 period, primarily due to maintenance performed on the Highlander well during the three-month period ended June 30, 2017, offset by lower natural gas prices during the three-month period ended June 30, 2018.

During the six-month period ended June 30, 2018, the Royalty Trust received royalties of $680,193 from McMoRan related to 269,671 Mcf of natural gas production attributable to the onshore Highlander subject interest with average post-production costs of $0.32 per Mcf and an average receipt price of $2.84 per Mcf. During the six-month period ended June 30, 2017, the Royalty Trust received royalties of $705,729 from McMoRan related to 263,388 Mcf of natural gas production attributable to the onshore Highlander subject interest with average post-production costs of $0.27 per Mcf and an average receipt price of $2.95 per Mcf. Royalty income was lower during the six-month period ended June 30, 2018, as compared to the corresponding 2017 period, primarily due to lower natural gas prices as well as additional severance taxes following the expiration in the second quarter of 2018 of a two-year deep well severance tax suspension period granted by the state of Louisiana under its severance tax relief program, offset by maintenance performed on the Highlander well during the three-month period ended June 30, 2017.

Administrative Expenses. During the three-month periods ended June 30, 2018 and 2017, the Royalty Trust paid administrative expenses of $183,702 and $133,321, respectively. During the six-month periods ended June 30, 2018 and 2017, the Royalty Trust paid administrative expenses of $292,085 and $257,528, respectively. Administrative expenses, which consisted primarily of audit, legal and trustee expenses incurred in connection with the administration of the Royalty Trust, were higher for the three- and six-month periods ended June 30, 2018, as compared to the corresponding 2017 periods, primarily because of timing of payments for professional fees.

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

(b) Changes in internal control over financial reporting. During the quarter ended June 30, 2018, there has been no change in the Royalty Trust's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Royalty Trust's internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of FCX.

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

Date: August 9, 2018

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