Form 10-Q
period 2018-09-30
Gulf Coast Ultra Deep Royalty Trust
filed 2018-11-08
CIK 1565146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☐ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒ No

On October 31, 2018, there were outstanding 230,172,696 royalty trust units representing beneficial interests in the registrant.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

GULF COAST ULTRA DEEP ROYALTY TRUST
STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	September 30,	December 31,
	2018	2017
ASSETS	(unaudited)	(audited)
Operating cash	$442,565	$457,331
Reserve fund cash	1,019,844	2,088
Reserve fund short-term investments	—	1,004,236
Overriding royalty interests in subject interests, net	1,436,002	1,995,048
Total assets	$2,898,411	$3,458,703

LIABILITIES AND TRUST CORPUS
Reserve fund liability	$1,019,844	$1,006,324
Trust corpus (230,172,696 royalty trust units authorized, issued and
outstanding as of September 30, 2018, and December 31, 2017)	1,878,567	2,452,379
Total liabilities and trust corpus	$2,898,411	$3,458,703

The accompanying notes are an integral part of these financial statements.

GULF COAST ULTRA DEEP ROYALTY TRUST
STATEMENTS OF DISTRIBUTABLE INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Royalty income	$385,988	$355,060	$1,066,181	$1,060,789
Interest income and other	1,553	648	4,016	1,477
Administrative expenses	(194,976)	(167,120)	(487,061)	(424,648)
Income in excess of administrative expenses (Note 4)	$192,565	$188,588	$583,136	$637,618
Distributable income (Note 4)	$192,565	$149,155	$583,136	$149,155
Distributable income per royalty trust unit	$0.000837	$0.000648	$0.002533	$0.000648
Royalty trust units outstanding at end of period	230,172,696	230,172,696	230,172,696	230,172,696

The accompanying notes are an integral part of these financial statements.

GULF COAST ULTRA DEEP ROYALTY TRUST
STATEMENTS OF CHANGES IN TRUST CORPUS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Trust corpus, beginning of period	$2,020,324	$2,910,810	$2,452,379	$3,507,430
Amortization of overriding royalty interests in subject interests	(205,778)	(539,098)	(559,046)	(1,584,748)
Income in excess of administrative expenses	192,565	188,588	583,136	637,618
Distributions paid	(128,544)	—	(597,902)	—
Trust corpus, end of period	$1,878,567	$2,560,300	$1,878,567	$2,560,300

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

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all required information and disclosures. Therefore, this information should be read in conjunction with the Royalty Trust’s financial statements and notes contained in its annual report on Form 10-K for the year ended December 31, 2017. The information furnished herein reflects all adjustments that are, in the opinion of The Bank of New York Mellon Trust Company, N.A. (the Trustee), necessary for a fair statement of the results for the interim periods reported. All such adjustments are, in the opinion of the Trustee, of a normal recurring nature. Operating results for the three- and nine-month periods ended September 30, 2018, are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

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

2. OVERRIDING ROYALTY INTERESTS
No impairment charges were recorded during the three- or nine-month periods ended September 30, 2018 or 2017.

The onshore Highlander subject interest is the only producing subject interest in which the Royalty Trust holds an overriding royalty interest, and began commercial production on February 25, 2015. Prior to this date there had been no commercial production of hydrocarbons from any of the subject interests. Amortization charges related to production volumes associated with the onshore Highlander subject interest reduced the carrying value of the overriding royalty interests by $205,778 and $559,046 during the three- and nine-month periods ended September 30, 2018, respectively, and by $539,098 and $1,584,748 during the three- and nine-month periods ended September 30, 2017, respectively. Accumulated amortization totaled $5,320,698 and $4,761,652 at September 30, 2018, and December 31, 2017, respectively.

McMoRan has informed the Trustee that it has no plans to pursue, has relinquished, or has allowed to expire all subject interests except for the onshore Highlander subject interest. Additionally, McMoRan has informed the Trustee that it is unlikely to drill additional wells on the onshore Highlander subject interest at the current time. Under the operating agreement applicable to these leases associated with the subject interest, McMoRan is obligated to offer its interest in any acreage it decides to release to its co-lessees free and clear of the overriding royalty interest.

3. RELATED PARTY TRANSACTIONS
Royalty Income. As of September 30, 2018, only the onshore Highlander subject interest had established commercial production. In accordance with the master conveyance, the Royalty Trust received royalties from McMoRan of $385,988 and $1,066,181 during the three- and nine-month periods ended September 30, 2018, respectively, and of $355,060 and $1,060,789 during the three- and nine-month periods ended September 30, 2017, respectively, relating to production from the onshore Highlander subject interest. Royalties are paid to the Royalty Trust on the last day of the month following the month in which production payments are received by McMoRan in accordance with the terms of the master conveyance. Royalties received by the Royalty Trust must first be used to (i) satisfy Royalty Trust administrative expenses and (ii) reduce Royalty Trust indebtedness. The Royalty Trust had no indebtedness outstanding as of September 30, 2018. Additionally, the Trustee has established a minimum cash reserve of $250,000. As a result, distributions will be made to Royalty Trust unitholders only when royalties received less administrative expenses incurred and repayment of any indebtedness exceeds the $250,000 minimum cash reserve. For additional information, see Note 4.

Funding of Administrative Expenses. Pursuant to the royalty trust agreement, FCX has agreed to pay annual trust expenses up to a maximum amount of $350,000, with no right of repayment or interest due, to the extent the Royalty Trust lacks sufficient funds to pay administrative expenses. FCX made no such contributions during the nine-month periods ended September 30, 2018 or 2017. In addition to such annual contributions, FCX has agreed to lend money, on an unsecured, interest-free basis, to the Royalty Trust to fund the Royalty Trust's ordinary administrative expenses as set forth in the royalty trust agreement. Since inception, FCX has loaned $650,000 to the Royalty Trust under this arrangement, all of which has been repaid. No amounts were outstanding at September 30, 2018, or December 31, 2017.

Pursuant to the royalty trust agreement, FCX agreed to provide and maintain a $1.0 million stand-by reserve account or an equivalent letter of credit for the benefit of the Royalty Trust to enable the Trustee to draw on such reserve account or letter of credit to pay obligations of the Royalty Trust if its funds are inadequate to pay its obligations at any time. Currently, with the consent of the Trustee, FCX may reduce the reserve account or substitute a letter of credit with a different face amount for the original letter of credit or any substitute letter of credit. In connection with this arrangement, FCX provided $1.0 million to the Royalty Trust. The $1.0 million, plus interest collected thereon, is reflected as reserve fund cash and short-term investments, with a corresponding reserve fund liability in the accompanying Statements of Assets, Liabilities and Trust Corpus. As of September 30, 2018, the Royalty Trust had not drawn any funds from the reserve account, and FCX had not requested a reduction of such reserve account.

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

Royalty Trust Units Held by FCX. At September 30, 2018, the Royalty Trust had 230,172,696 royalty trust units outstanding and FCX, through its indirect wholly owned subsidiary McMoRan, held 62,286,299 royalty trust units (or 27.1% of the outstanding royalty trust units). FCX is currently the largest holder of outstanding royalty trust units.

4. DISTRIBUTIONS
Royalties received by the Royalty Trust must first be used to (i) satisfy Royalty Trust administrative expenses and (ii) reduce Royalty Trust indebtedness. The Royalty Trust had no indebtedness outstanding as of September 30, 2018. Additionally, the Trustee has established a minimum cash reserve of $250,000. As a result, distributions will be made to Royalty Trust unitholders only when royalties received less administrative expenses incurred and repayment of any indebtedness exceeds the $250,000 minimum cash reserve. A summary of quarterly per unit distributions for the nine-month periods ended September 30, 2018 and 2017 is set forth in the table below.

	2018			2017
Three-month period ended:	Per Unit Amount	Record Date	Payment Date	Per Unit Amount	Record Date	Payment Date
March 31,	$0.001138	4/30/2018	5/14/2018	$—	—	—
June 30,	$0.000558	7/30/2018	8/13/2018	$—	—	—
September 30,	$0.000837	10/30/2018	11/14/2018	$0.000648	10/30/2017	11/13/2017

These distributions are not necessarily indicative of future distributions.

Natural gas (Mcf) sales volumes, average sales price and net cash proceeds available for distribution for the three- and nine-month periods ended September 30, 2018 and 2017, are set forth in the table below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Natural gas (Mcf) sales volumes (a)	157,083	135,794	426,753	399,182
Natural gas (per Mcf) average sales price	$2.76	$2.93	$2.81	$2.94
Gross proceeds	$433,427	$397,699	$1,200,098	$1,174,366
Post-production costs and specified taxes	$(47,439)	$(42,639)	$(133,917)	$(113,577)
Royalty income	$385,988	$355,060	$1,066,181	$1,060,789
Interest and dividend income	$1,553	$648	$4,016	$1,477
Administrative expenses	$(194,976)	$(167,120)	$(487,061)	$(424,648)
Income in excess of administrative expenses	$192,565	$188,588	$583,136	$637,618
Payment of loan payable to FCX	$—	$—	$—	$(500,000)
Adjustment to minimum cash reserve	$—	$(39,433)	$—	$11,537
Net cash proceeds available for distribution	$192,565	$149,155	$583,136	$149,155

(a)	Attributable to the onshore Highlander subject interest, which is the only subject interest with commercial production.

5. CONTINGENCIES AND OTHER COMMITMENTS
Litigation. There are currently no pending legal proceedings to which the Royalty Trust is a party.

6. SUBSEQUENT EVENTS
On October 17, 2018, the Royalty Trust declared a cash distribution of $0.000837 per unit payable on November 14, 2018, to unitholders of record on October 30, 2018. For additional information, see Note 4.

The Royalty Trust evaluated all other events subsequent to September 30, 2018, and through the date the Royalty Trust’s financial statements were issued, and determined that all events or transactions occurring during this period requiring recognition or disclosure were appropriately addressed in these financial statements.

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

McMoRan previously informed the Trustee that since 2008, McMoRan's Inboard Lower Tertiary/Cretaceous drilling activities (below the salt weld, i.e., the listric fault) have confirmed McMoRan's belief relating to its geologic model and the highly prospective nature of this geologic trend. McMoRan believes that data from nine Inboard Lower Tertiary/Cretaceous wells drilled to date indicate the presence of geologic formations that are analogous to productive formations in the Deepwater Gulf of Mexico and onshore in the Gulf Coast region. Eight of these wells were included in the subject interests, along with additional exploration prospects that were also burdened by the overriding royalty interests. During 2016 and the first quarter of 2017, FCX completed the sales of oil and gas properties representing in the aggregate 94% of its total proved reserves as of December 31, 2015. Although none of these transactions impacted the subject interests, McMoRan has informed the Trustee that it has no plans to pursue, has relinquished, or has allowed to expire all subject interests except for the onshore Highlander subject interest. Additionally, McMoRan has informed the Trustee that it is unlikely to drill additional wells on the onshore Highlander subject interest at the current time. Under the operating agreement applicable to these leases associated with the subject interest, McMoRan is obligated to offer its interest in any acreage it decides to release to its co-lessees free and clear of the overriding royalty interest.

At September 30, 2018, McMoRan owned interests in approximately 156 oil and gas leases in the shallow waters of the Gulf of Mexico and onshore in South Louisiana, covering approximately 14,041 gross acres (7,092 acres net to McMoRan's interest) associated with the subject interests, less than one percent of which are scheduled to expire during the remainder of 2018 and through 2020. Whether or not McMoRan maintains the acreage scheduled to expire is determined by McMoRan's current and future plans, over which the Royalty Trust has no control.

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

LIQUIDITY AND CAPITAL RESOURCES

Pursuant to the royalty trust agreement, FCX has agreed to pay annual trust expenses up to a maximum amount of $350,000, with no right of repayment or interest due, to the extent the Royalty Trust lacks sufficient funds to pay administrative expenses. No such contributions by FCX were made during the nine-month periods ended September 30, 2018 or 2017. In addition to such annual contributions, FCX has agreed to lend money, on an unsecured, interest-free basis, to the Royalty Trust to fund the Royalty Trust's ordinary administrative expenses as set forth in the royalty trust agreement. Since inception, FCX has loaned $650,000 to the Royalty Trust under this arrangement, all of which has been repaid. No amounts were outstanding as of September 30, 2018, or December 31, 2017. All funds the Trustee borrows to cover expenses or liabilities, whether from FCX or from any other source, must be repaid before the Royalty Trust unitholders receive any distributions.

Pursuant to the royalty trust agreement, FCX agreed to provide and maintain a $1.0 million stand-by reserve account or an equivalent letter of credit for the benefit of the Royalty Trust to enable the Trustee to draw on such reserve account or letter of credit to pay obligations of the Royalty Trust if its funds are inadequate to pay its obligations at any time. Currently, with the consent of the Trustee, FCX may reduce the reserve account or substitute a letter of credit with a different face amount for the original letter of credit or any substitute letter of credit. In connection with this arrangement, FCX provided $1.0 million to the Royalty Trust. The $1.0 million, plus interest collected thereon, is held in reserve fund cash and short-term investments. As of September 30, 2018, the Royalty Trust had not drawn any funds from the reserve account, and FCX had not requested a reduction of such reserve account.

As of September 30, 2018, only the onshore Highlander subject interest had established commercial production. Royalties are paid to the Royalty Trust on the last day of the month following the month in which production payments are received by McMoRan in accordance with the terms of the master conveyance. In accordance with the master conveyance, the Royalty Trust received royalties from McMoRan of $385,988 and $1,066,181 during the three- and nine-month periods ended September 30, 2018, respectively, and $355,060 and $1,060,789 during the three- and nine-month periods ended September 30, 2017, respectively, relating to production from the onshore Highlander subject interest.

Royalties received by the Royalty Trust must first be used to (i) satisfy Royalty Trust administrative expenses and (ii) reduce Royalty Trust indebtedness. The Royalty Trust had no indebtedness outstanding as of September 30, 2018. Additionally, the Trustee has established a minimum cash reserve of $250,000. As a result, distributions will be made to Royalty Trust unitholders only when royalties received less administrative expenses incurred and repayment of any indebtedness exceeds the $250,000 minimum cash reserve. On October 17, 2018, the Royalty Trust declared a cash distribution of $0.000837 per unit payable on November 14, 2018, to unitholders of record on October 30, 2018. See Note 4 for additional information on unitholder distributions, which are not necessarily indicative of future distributions.

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

RESULTS OF OPERATIONS

Royalty Income. As of September 30, 2018, only the onshore Highlander subject interest had established commercial production. In accordance with the master conveyance, during the three-month period ended September 30, 2018, the Royalty Trust received royalties of $385,988 from McMoRan related to 157,083 Mcf of natural gas production attributable to the onshore Highlander subject interest with average post-production costs of $0.30 per Mcf and an average receipt price of $2.76 per Mcf. During the three-month period ended September 30, 2017, the Royalty Trust received royalties of $355,060 from McMoRan related to 135,794 Mcf of natural gas production attributable to the onshore Highlander subject interest with average post-production costs of $0.31 per Mcf and an average receipt price of $2.93 per Mcf.

During the nine-month period ended September 30, 2018, the Royalty Trust received royalties of $1,066,181 from McMoRan related to 426,754 Mcf of natural gas production attributable to the onshore Highlander subject interest with average post-production costs of $0.31 per Mcf and an average receipt price of $2.81 per Mcf. During the nine-month period ended September 30, 2017, the Royalty Trust received royalties of $1,060,789 from McMoRan related to 399,182 Mcf of natural gas production attributable to the onshore Highlander subject interest with average post-production costs of $0.28 per Mcf and an average receipt price of $2.94 per Mcf.

Royalty income was higher during the three- and nine-month periods ended September 30, 2018, as compared to the corresponding 2017 periods, primarily due to increased production from the installation of a second pipeline from the onshore Highlander subject interest allowing for higher production volumes, partially offset by lower natural gas prices during the 2018 periods.

Administrative Expenses. During the three-month periods ended September 30, 2018 and 2017, the Royalty Trust paid administrative expenses of $194,976 and $167,120, respectively. During the nine-month periods ended September 30, 2018 and 2017, the Royalty Trust paid administrative expenses of $487,061 and $424,648, respectively. Administrative expenses, which consisted primarily of audit, legal and trustee expenses incurred in connection with the administration of the Royalty Trust, were higher for the three- and nine-month periods ended September 30, 2018, as compared to the corresponding 2017 periods, primarily because of increased regulatory compliance costs as well as timing of payments for professional fees.

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

(b) Changes in internal control over financial reporting. During the quarter ended September 30, 2018, there has been no change in the Royalty Trust's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Royalty Trust's internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of FCX.

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

Date: November 8, 2018

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