Form 10-Q
period 2019-03-31
Gulf Coast Ultra Deep Royalty Trust
filed 2019-05-09
CIK 1565146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☐ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☑
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑ No

Securities registered pursuant to Section 12(b) of the Act: None.

On April 30, 2019, there were outstanding 230,172,696 royalty trust units representing beneficial interests in the registrant.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

GULF COAST ULTRA DEEP ROYALTY TRUST
STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	March 31,	December 31,
	2019	2018
ASSETS	(unaudited)	(audited)
Operating cash	$512,187	$505,019
Reserve fund cash	1,030,405	1,024,846
Overriding royalty interests in subject interests, net	1,156,551	1,295,598
Total assets	$2,699,143	$2,825,463

LIABILITIES AND TRUST CORPUS
Reserve fund liability	$1,030,405	$1,024,846
Trust corpus (230,172,696 royalty trust units authorized, issued and
outstanding as of March 31, 2019, and December 31, 2018)	1,668,738	1,800,617
Total liabilities and trust corpus	$2,699,143	$2,825,463

The accompanying notes are an integral part of these financial statements.

GULF COAST ULTRA DEEP ROYALTY TRUST
STATEMENTS OF DISTRIBUTABLE INCOME (Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Royalty income	$488,482	$369,255
Interest income and other	2,324	1,155
Administrative expenses	(228,619)	(108,383)
Income in excess of administrative expenses (Note 4)	$262,187	$262,027
Distributable income (Note 4)	$262,187	$262,027
Distributable income per royalty trust unit	$0.001139	$0.001138
Royalty trust units outstanding at end of period	230,172,696	230,172,696

The accompanying notes are an integral part of these financial statements.

GULF COAST ULTRA DEEP ROYALTY TRUST
STATEMENTS OF CHANGES IN TRUST CORPUS (Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Trust corpus, beginning of period	$1,800,617	$2,452,379
Amortization of overriding royalty interests in subject interests	(139,047)	(174,719)
Income in excess of administrative expenses	262,187	262,027
Distributions paid	(255,019)	(207,331)
Trust corpus, end of period	$1,668,738	$2,332,356

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

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all required information and disclosures. Therefore, this information should be read in conjunction with the Royalty Trust’s financial statements and notes contained in its annual report on Form 10-K for the year ended December 31, 2018. The information furnished herein reflects all adjustments that are, in the opinion of The Bank of New York Mellon Trust Company, N.A. (the Trustee), necessary for a fair statement of the results for the interim periods reported. All such adjustments are, in the opinion of the Trustee, of a normal recurring nature. Operating results for the three-month period ended March 31, 2019, are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

The Royalty Trust was created to hold a 5% gross overriding royalty interest (collectively, the overriding royalty interests) in future production from specified Inboard Lower Tertiary/Cretaceous exploration prospects, located in the shallow waters of the Gulf of Mexico and onshore in South Louisiana that existed as of December 5, 2012 (collectively, the subject interests).

Royalty Income. Royalties are recorded in royalty income on the statements of distributable income when received under the modified cash basis of accounting.

2. OVERRIDING ROYALTY INTERESTS
No impairment charges were recorded during the three-month periods ended March 31, 2019 or 2018.

The onshore Highlander subject interest is the only producing subject interest in which the Royalty Trust holds an overriding royalty interest, and began commercial production on February 25, 2015. Prior to this date there had been no commercial production of hydrocarbons from any of the subject interests. Amortization charges related to production volumes associated with the onshore Highlander subject interest reduced the carrying value of the overriding royalty interests by $139,047 and $174,719 during the three-month periods ended March 31, 2019 and 2018, respectively. Accumulated amortization was $5,600,149 and $5,461,102 at March 31, 2019, and December 31, 2018, respectively.

On February 5, 2019, McMoRan Oil and Gas LLC (McMoRan) completed the sale of all of its rights, title and interest in and to the onshore Highlander subject interest (the Highlander Sale) pursuant to a purchase and sale agreement with Highlander Oil & Gas Assets LLC (HOGA). The onshore Highlander subject interest was sold subject to the overriding royalty interest in future production held by the Royalty Trust. As a result of the Highlander Sale, HOGA has a 72 percent working interest and an approximate 49 percent net revenue interest in the onshore Highlander subject interest. The Royalty Trust continues to hold a 3.6 percent overriding royalty interest in the onshore Highlander subject interest. McMoRan will remain operator of the onshore Highlander subject interest during a transition period until HOGA qualifies and is designated as operator, which is expected to occur on or before May 31, 2019. McMoRan has informed the Trustee that it has no plans to pursue, has relinquished, has allowed to expire or has sold all of the subject interests.

3. RELATED PARTY TRANSACTIONS
Royalty Income. In accordance with the terms of the master conveyance, royalties are paid to the Royalty Trust on the last day of the month following the month in which production payments are received by HOGA. As of March 31, 2019, only the onshore Highlander subject interest had established commercial production. The Royalty Trust received royalties of $488,482 and $369,255 during the three-month periods ended March 31, 2019 and 2018, respectively, relating to production from the onshore Highlander subject interest. Royalties received by the Royalty Trust must first be used to (i) satisfy Royalty Trust administrative expenses and (ii) reduce Royalty Trust indebtedness. The Royalty Trust had no indebtedness outstanding as of March 31, 2019. Additionally, the Trustee has established a minimum cash reserve of $250,000. As a result, distributions will be made to Royalty Trust unitholders only when royalties received less administrative expenses incurred and repayment of any indebtedness exceeds the $250,000 minimum cash reserve. For additional information, see Note 4.

Funding of Administrative Expenses. Pursuant to the royalty trust agreement, Freeport-McMoRan Inc. (FCX) has agreed to pay annual trust expenses up to a maximum amount of $350,000, with no right of repayment or interest due, to the extent the Royalty Trust lacks sufficient funds to pay administrative expenses. No such contributions were made during the three-month periods ended March 31, 2019 or 2018. In addition to such annual contributions, FCX has agreed to lend money, on an unsecured, interest-free basis, to the Royalty Trust to fund the Royalty Trust's ordinary administrative expenses as set forth in the royalty trust agreement. Since inception, FCX has loaned $650,000 to the Royalty Trust under this arrangement, all of which has been repaid. No amounts were outstanding at March 31, 2019, or December 31, 2018.

Pursuant to the royalty trust agreement, FCX agreed to provide and maintain a $1.0 million stand-by reserve account or an equivalent letter of credit for the benefit of the Royalty Trust to enable the Trustee to draw on such reserve account or letter of credit to pay obligations of the Royalty Trust if its funds are inadequate to pay its obligations at any time. Currently, with the consent of the Trustee, FCX may reduce the reserve account or substitute a letter of credit with a different face amount for the original letter of credit or any substitute letter of credit. In connection with this arrangement, FCX provided $1.0 million to the Royalty Trust. The $1.0 million, plus interest collected thereon, is reflected as reserve fund cash, with a corresponding reserve fund liability in the accompanying Statements of Assets, Liabilities and Trust Corpus. As of March 31, 2019, the Royalty Trust had not drawn any funds from the reserve account, and FCX had not requested a reduction of such reserve account.

Administration. In connection with the completion of the Highlander Sale, HOGA assumed all administrative and reporting responsibilities with respect to the Royalty Trust, including those described in Article III of the royalty trust agreement.

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

Royalty Trust Units Held by FCX and HOGA. At March 31, 2019, the Royalty Trust had 230,172,696 royalty trust units outstanding. In connection with the Highlander Sale on February 5, 2019, McMoRan assigned 31,143,150 of its royalty trust units to HOGA and retained 31,143,149 royalty trust units. McMoRan and HOGA each hold approximately 13.5% of the outstanding royalty trust units.

4. DISTRIBUTIONS
The Royalty Trust paid $255,019 and $207,331 during the three-month periods ended March 31, 2019 and 2018, respectively, related to net cash proceeds available for distribution for the three-month periods ended December 31, 2018 and 2017, respectively.

Natural gas (Mcf) sales volumes, average sales price and net cash proceeds available for distribution for the three-month periods ended March 31, 2019 and 2018, are set forth in the table below.

	Three Months Ended
	March, 31
	2019	2018
Natural gas sales volumes (Mcf) (a)	147,923	133,373
Natural gas average sales price (per Mcf)	$3.62	$3.09
Gross proceeds	$536,114	$411,791
Post-production costs and specified taxes	$(47,632)	$(42,536)
Royalty income	$488,482	$369,255
Interest and dividend income	$2,324	$1,155
Administrative expenses	$(228,619)	$(108,383)
Income in excess of administrative expenses	$262,187	$262,027
Net cash proceeds available for distribution	$262,187	$262,027

(a)	Attributable to the onshore Highlander subject interest, which is the only subject interest with commercial production.

A summary of per unit distributable income for the three-month periods ended March 31, 2019 and 2018, with the related record and payment dates, is set forth in the table below.

2019			2018
Per Unit Amount	Record Date	Payment Date	Per Unit Amount	Record Date	Payment Date
$0.001139	4/30/2019	5/14/2019	$0.001138	4/30/2018	5/14/2018

These distributions are not necessarily indicative of future distributions.

5. CONTINGENCIES AND OTHER COMMITMENTS
Litigation. There are currently no pending legal proceedings to which the Royalty Trust is a party.

6. SUBSEQUENT EVENTS
On April 17, 2019, the Royalty Trust declared a cash distribution of $0.001139 per unit payable on May 14, 2019, to unitholders of record on April 30, 2019. For additional information, see Note 4.

The Royalty Trust evaluated all other events subsequent to March 31, 2019, and through the date the Royalty Trust’s financial statements were issued, and determined that all events or transactions occurring during this period requiring recognition or disclosure were appropriately addressed in these financial statements.

Item 2.     Trustee's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

You should read the following discussion in conjunction with the financial statements of Gulf Coast Ultra Deep Royalty Trust (the Royalty Trust) and the related Trustee’s Discussion and Analysis of Financial Condition and Results of Operations and the discussion of its Business and Properties in the Royalty Trust's Annual Report on Form 10-K for the year ended December 31, 2018 (2018 Form 10-K), filed with the United States (U.S.) Securities and Exchange Commission (SEC). The results of operations reported and summarized below are not necessarily indicative of future operating results. Unless otherwise specified, all references to "Notes" refer to the Notes to Financial Statements located in Part I, Item I. "Financial Statements" of this Form 10-Q. Also see the 2018 Form 10-K for a glossary of definitions for some of the oil and gas industry terms used in this Form 10-Q. Additionally, please refer to the section entitled "Cautionary Statement" on page 11 of this Form 10-Q. The information below has been furnished to the Trustee by Freeport-McMoRan Inc. (FCX), FCX's indirect wholly owned subsidiary, McMoRan Oil & Gas LLC (McMoRan) and Highlander Oil & Gas Assets LLC (HOGA).

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

The Royalty Trust was created to hold a 5% gross overriding royalty interest (collectively, the overriding royalty interests) in future production from specified Inboard Lower Tertiary/Cretaceous exploration prospects located in the shallow waters of the Gulf of Mexico and onshore in South Louisiana that existed as of December 5, 2012, the date of the merger agreement (collectively, the subject interests). The subject interests were "carved out" of the mineral interests that were acquired by FCX pursuant to the merger and were not considered part of FCX's purchase consideration of MMR.

In connection with the merger, on June 3, 2013, (1) FCX, as depositor, McMoRan, as grantor, the Trustee and the Delaware Trustee entered into the amended and restated royalty trust agreement to govern the Royalty Trust and the respective rights and obligations of FCX, the Trustee, the Delaware Trustee, and the Royalty Trust unitholders with respect to the Royalty Trust (the royalty trust agreement); and (2) McMoRan, as grantor, and the Royalty Trust, as grantee, entered into the master conveyance of overriding royalty interests (the master conveyance) pursuant to which McMoRan conveyed to the Royalty Trust the overriding royalty interests in future production from the subject interests. Other than (a) its formation, (b) its receipt of contributions and loans from FCX for administrative and other expenses as provided for in the royalty trust agreement, (c) its payment of such administrative and other expenses, (d) its repayment of loans from FCX, (e) its receipt of the conveyance of the overriding royalty interests from McMoRan pursuant to the master conveyance, (f) its receipt of royalties, and (g) its cash distributions to unitholders, the Royalty Trust has not conducted any activities. The Trustee has no involvement with, control over, or responsibility for, any aspect of any operations on or relating to the subject interests.

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

As of March 31, 2019, only the onshore Highlander subject interest had any reserves classified as proved, probable or possible and had established commercial production. On February 5, 2019, McMoRan completed the sale of all of its rights, title and interest in and to the onshore Highlander subject interest pursuant to a purchase and sale agreement with HOGA (the Highlander Sale). The onshore Highlander subject interest was sold subject to the overriding royalty interest in future production held by the Royalty Trust. As a result of the Highlander Sale, HOGA has a 72 percent working interest and an approximate 49 percent net revenue interest in the onshore Highlander subject interest. The Royalty Trust continues to hold a 3.6 percent overriding royalty interest in the onshore Highlander subject interest. McMoRan will remain operator of the onshore Highlander subject interest during a transition period until HOGA qualifies and is designated as operator, which is expected to occur on or before May 31, 2019. McMoRan has informed the Trustee that it has no plans to pursue, has relinquished, has allowed to expire or has sold all of the subject interests.

In connection with the Highlander Sale, McMoRan sold its interests in substantially all of its oil and gas leases associated with the subject interests to HOGA. At March 31, 2019, HOGA owned interests in approximately 135 gas leases onshore in South Louisiana, covering approximately 9,000 gross acres (6,463 acres net to HOGA's interest) associated with the onshore Highlander subject interest, none of which are scheduled to expire during the remainder of 2019 and through 2021. Whether or not HOGA maintains the acreage associated with the onshore Highlander subject interest is determined by HOGA's current and future plans, over which the Royalty Trust has no control.

LIQUIDITY AND CAPITAL RESOURCES

Pursuant to the royalty trust agreement, FCX has agreed to pay annual trust expenses up to a maximum amount of $350,000, with no right of repayment or interest due, to the extent the Royalty Trust lacks sufficient funds to pay administrative expenses. No such contributions by FCX were made during the three-month periods ended March 31, 2019 or 2018. In addition to such annual contributions, FCX has agreed to lend money, on an unsecured, interest-free basis, to the Royalty Trust to fund the Royalty Trust's ordinary administrative expenses as set forth in the royalty trust agreement. Since inception, FCX has loaned $650,000 to the Royalty Trust under this arrangement, all of which has been repaid. No amounts were outstanding as of March 31, 2019, or December 31, 2018. All funds the Trustee borrows to cover expenses or liabilities, whether from FCX or from any other source, must be repaid before the Royalty Trust unitholders receive any distributions.

Pursuant to the royalty trust agreement, FCX agreed to provide and maintain a $1.0 million stand-by reserve account or an equivalent letter of credit for the benefit of the Royalty Trust to enable the Trustee to draw on such reserve account or letter of credit to pay obligations of the Royalty Trust if its funds are inadequate to pay its obligations at any time. Currently, with the consent of the Trustee, FCX may reduce the reserve account or substitute a letter of credit with a different face amount for the original letter of credit or any substitute letter of credit. In connection with this arrangement, FCX provided $1.0 million to the Royalty Trust. The $1.0 million, plus interest collected thereon, is held in reserve fund cash. As of March 31, 2019, the Royalty Trust had not drawn any funds from the reserve account, and FCX had not requested a reduction of such reserve account.

In connection with the completion of the Highlander Sale, HOGA assumed all administrative and reporting responsibilities with respect to the Royalty Trust, including those described in Article III of the royalty trust agreement.

In accordance with the terms of the master conveyance, royalties are paid to the Royalty Trust on the last day of the month following the month in which production payments are received by HOGA. As of March 31, 2019, only the onshore Highlander subject interest had established commercial production. The Royalty Trust received royalties of $488,482 and $369,255 during the three-month periods ended March 31, 2019 and 2018, respectively, relating to production from the onshore Highlander subject interest.

Royalties received by the Royalty Trust must first be used to (i) satisfy Royalty Trust administrative expenses and (ii) reduce Royalty Trust indebtedness. The Royalty Trust had no indebtedness outstanding as of March 31, 2019. Additionally, the Trustee has established a minimum cash reserve of $250,000. As a result, distributions will be made to Royalty Trust unitholders only when royalties received less administrative expenses incurred and repayment of any indebtedness exceeds the $250,000 minimum cash reserve. Distributable income totaled $262,187 and $262,027 during the three-month periods ended March 31, 2019 and 2018, respectively. On April 17, 2019, the Royalty Trust declared a cash distribution of $0.001139 per unit payable on May 14, 2019, to unitholders of record on April 30, 2019. These distributions are not necessarily indicative of future distributions. The Royalty Trust's only other sources of liquidity are mandatory annual contributions, any loans and the required standby reserve account or letter of credit from FCX. As a result, any material adverse change in FCX's, McMoRan's or HOGA's financial condition or results of operations could materially and adversely affect the Royalty Trust and the underlying royalty trust units.

OFF-BALANCE SHEET ARRANGEMENTS

The Royalty Trust has no off-balance sheet arrangements. The Royalty Trust has not guaranteed the debt of any other party, nor does the Royalty Trust have any other arrangements or relationships with other entities that could potentially result in unconsolidated debt, losses or contingent obligations.

RESULTS OF OPERATIONS

Royalty Income. As of March 31, 2019, only the onshore Highlander subject interest had established commercial production. In accordance with the terms of the master conveyance, during the three-month period ended March 31, 2019, the Royalty Trust received royalties of $488,482 related to 147,923 Mcf of natural gas production attributable to the onshore Highlander subject interest with average post-production costs of $0.32 per Mcf and an average receipt price of $3.62 per Mcf. During the three-month period ended March 31, 2018, the Royalty Trust received royalties of $369,255 related to 133,373 Mcf of natural gas production attributable to the onshore Highlander subject interest with average post-production costs of $0.32 per Mcf and an average receipt price of $3.09 per Mcf.

Royalty income was higher during the three-month period ended March 31, 2019, as compared to the corresponding 2018 period, primarily due to increased production from the installation of a second pipeline from the onshore Highlander subject interest allowing for higher production volumes, along with higher natural gas prices during the 2019 period.

Administrative Expenses. During the three-month periods ended March 31, 2019 and 2018, the Royalty Trust paid administrative expenses of $228,619 and $108,383, respectively. Administrative expenses, which consisted primarily of audit, legal and trustee expenses incurred in connection with the administration of the Royalty Trust, were higher for the three-month period ended March 31, 2019, as compared to the corresponding 2018 period, primarily because of the addition of professional liability insurance coverage as well as increased regulatory compliance costs and timing of payments for professional fees.

NEW ACCOUNTING STANDARDS

None.

CAUTIONARY STATEMENT

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are all statements other than statements of historical facts, such as any statements regarding the future financial condition of the Royalty Trust or the trading market for the royalty trust units, all statements regarding the respective plans of McMoRan or HOGA for the subject interests, the potential results of any drilling on the subject interests by the applicable operator, anticipated interests of McMoRan or HOGA and the Royalty Trust in any of the subject interests, McMoRan’s or HOGA's geologic models and the nature of the geologic trend in the Gulf of Mexico and onshore in South Louisiana discussed in this Form 10-Q, the amount and date of quarterly distributions to unitholders, and all statements regarding any belief or understanding of the nature or potential of the subject interests. The words “anticipates,” “may,” “can,” “plans,” “believes,” “estimates,” “expects,” “projects,” “intends,” “likely,” “will,” “should,” “to be,” "potential," and any similar expressions and/or statements that are not historical facts are intended to identify those assertions as forward-looking statements.

Forward-looking statements are not guarantees or assurances of future performance and actual results may differ materially from those anticipated, projected or assumed in the forward-looking statements. Important factors that may cause actual results to differ materially from those anticipated by the forward-looking statements include, but are not limited to, FCX's future plans for its remaining oil and gas properties; the risk that the subject interests will not produce additional hydrocarbons; general economic and business conditions; variations in the market demand for, and prices of, oil and natural gas; drilling results; changes in oil and natural gas reserve expectations; the potential adoption of new governmental regulations; decisions by FCX, McMoRan or HOGA not to develop and/or transfer the subject interests; any inability of FCX, McMoRan or HOGA to develop the subject interests; damages to facilities resulting from natural disasters or accidents; fluctuations in the market price, volume and frequency of the trading market for the royalty trust units; the amount of cash received or expected to be received by the Trustee from the underlying subject interests on or prior to a record date for a quarterly cash distributions; and other factors described in Part I, Item 1A. "Risk Factors" in the 2018 Form 10-K, as updated by the Royalty Trust's subsequent filings with the SEC. Any differences in actual cash receipts by the Royalty Trust could affect the amount of quarterly cash distributions.

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

Due to the nature of the Royalty Trust as a passive entity and in light of the contractual arrangements pursuant to which the Royalty Trust was created, including the provisions of (i) the amended and restated royalty trust agreement and (ii) the master conveyance, the Royalty Trust's disclosure controls and procedures necessarily rely on (A) information provided by FCX and HOGA, including information relating to results of operations, the costs and revenues attributable to the subject interests and other operating and historical data, plans for future operating and capital expenditures, reserve information, information relating to projected production, and other information relating to the status and results of operations of the subject interests and the overriding royalty interests, and (B) conclusions and reports regarding reserves by the Royalty Trust's independent reserve engineers.

(b) Changes in internal control over financial reporting. During the quarter ended March 31, 2019, there has been no change in the Royalty Trust's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Royalty Trust's internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of FCX or HOGA.

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

Date: May 9, 2019

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