Form 10-Q
period 2019-09-30
Gulf Coast Ultra Deep Royalty Trust
filed 2019-11-07
CIK 1565146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
☐ Yes ☑ No

On November 5, 2019, there were outstanding 230,172,696 royalty trust units representing beneficial interests in the registrant.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

GULF COAST ULTRA DEEP ROYALTY TRUST
STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	September 30,	December 31,
	2019	2018
ASSETS	(unaudited)	(audited)
Operating cash	$388,062	$505,019
Reserve fund cash	1,041,639	1,024,846
Overriding royalty interests in subject interests, net	887,891	1,295,598
Total assets	$2,317,592	$2,825,463

LIABILITIES AND TRUST CORPUS
Reserve fund liability	$1,041,639	$1,024,846
Trust corpus (230,172,696 royalty trust units authorized, issued and
outstanding as of September 30, 2019 and December 31, 2018)	1,275,953	1,800,617
Total liabilities and trust corpus	$2,317,592	$2,825,463

The accompanying notes are an integral part of these financial statements.

GULF COAST ULTRA DEEP ROYALTY TRUST
STATEMENTS OF DISTRIBUTABLE INCOME (Unaudited)

	Three Months Ended		Nine Months Ended,
	September 30,		September 30,
	2019	2018	2019	2018
Royalty income	$277,768	$385,988	$1,106,048	$1,066,181
Interest income and other	2,253	1,553	7,301	4,016
Administrative expenses	(141,959)	(194,976)	(469,570)	(487,061)
Income in excess of administrative expenses (Note 4)	$138,062	$192,565	$643,779	$583,136
Distributable income (Note 4)	$138,062	$192,565	$643,779	$583,136
Distributable income per royalty trust unit	$0.000600	$0.000837	$0.002797	$0.002533
Royalty trust units outstanding at end of period	230,172,696	230,172,696	230,172,696	230,172,696

The accompanying notes are an integral part of these financial statements.

GULF COAST ULTRA DEEP ROYALTY TRUST
STATEMENTS OF CHANGES IN TRUST CORPUS (Unaudited)

	Three Months Ended		Nine Months Ended,
	September 30,		September 30,
	2019	2018	2019	2018
Trust corpus, beginning of period	$1,513,058	$2,020,324	$1,800,617	$2,452,379
Amortization of overriding royalty interests in subject interests	(131,637)	(205,778)	(407,707)	(559,046)
Income in excess of administrative expenses	138,062	192,565	643,779	583,136
Distributions paid	(243,530)	(128,544)	(760,736)	(597,902)
Trust corpus, end of period	$1,275,953	$1,878,567	$1,275,953	$1,878,567

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

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all required information and disclosures. Therefore, this information should be read in conjunction with the Royalty Trust’s financial statements and notes contained in its annual report on Form 10-K for the year ended December 31, 2018. The information furnished herein reflects all adjustments that are, in the opinion of The Bank of New York Mellon Trust Company, N.A. (the Trustee), necessary for a fair statement of the results for the interim periods reported. All such adjustments are, in the opinion of the Trustee, of a normal recurring nature. Operating results for the three- and nine-month periods ended September 30, 2019, are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

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

2. OVERRIDING ROYALTY INTERESTS
No impairment charges were recorded during the three- or nine-month periods ended September 30, 2019 or 2018.

The onshore Highlander subject interest is the only producing subject interest in which the Royalty Trust holds an overriding royalty interest, and began commercial production on February 25, 2015. Prior to this date there had been no commercial production of hydrocarbons from any of the subject interests. Amortization charges related to production volumes associated with the onshore Highlander subject interest reduced the carrying value of the overriding royalty interests by $131,637 and $407,707 during the three- and nine-month periods ended September 30, 2019, respectively, and by $205,778 and $559,046 during the three- and nine-month periods ended September 30, 2018, respectively. Accumulated amortization was $5,868,808 and $5,461,102 at September 30, 2019, and December 31, 2018, respectively.

On February 5, 2019, McMoRan Oil & Gas LLC (McMoRan) completed the sale of all of its rights, title and interest in and to the onshore Highlander subject interest (the Highlander Sale) pursuant to a purchase and sale agreement with Highlander Oil & Gas Assets LLC (HOGA). The onshore Highlander subject interest was sold subject to the overriding royalty interest in future production held by the Royalty Trust. As a result of the Highlander Sale, HOGA has a 72 percent working interest and an approximate 48 percent net revenue interest in the onshore Highlander subject interest. The Royalty Trust continues to hold a 3.6 percent overriding royalty interest in the onshore Highlander subject interest. McMoRan was the operator of the onshore Highlander subject interest through May 31, 2019. HOGA qualified and was designated as the operator on June 1, 2019. McMoRan has informed the Trustee that it has no plans to pursue, has relinquished, has allowed to expire or has sold all of the subject interests.

3. RELATED PARTY TRANSACTIONS
Royalty Income. In accordance with the terms of the master conveyance, royalties are paid to the Royalty Trust on the last day of the month following the month in which production payments are received by HOGA. As of September 30, 2019, only the onshore Highlander subject interest had established commercial production. The Royalty Trust received royalties of $277,768 and $1,106,048 during the three- and nine-month periods ended September 30, 2019, respectively, and of $385,988 and $1,066,181 during the three- and nine-month periods ended September 30, 2018, respectively, relating to production from the onshore Highlander subject interest. Royalties received by the Royalty Trust must first be used to (i) satisfy Royalty Trust administrative expenses and

(ii) reduce Royalty Trust indebtedness. The Royalty Trust had no indebtedness outstanding as of September 30, 2019. Additionally, the Trustee has established a minimum cash reserve of $250,000. As a result, distributions will be made to Royalty Trust unitholders only when royalties received less administrative expenses incurred and repayment of any indebtedness exceeds the $250,000 minimum cash reserve. For additional information regarding distributions to Trust unitholders, see Note 4.

Funding of Administrative Expenses. Pursuant to the royalty trust agreement, Freeport-McMoRan Inc. (FCX) has agreed to pay annual trust expenses up to a maximum amount of $350,000, with no right of repayment or interest due, to the extent the Royalty Trust lacks sufficient funds to pay administrative expenses. No such contributions were made during the nine-month periods ended September 30, 2019 or 2018. In addition to such annual contributions, FCX has agreed to lend money, on an unsecured, interest-free basis, to the Royalty Trust to fund the Royalty Trust's ordinary administrative expenses as set forth in the royalty trust agreement. No loans were outstanding at September 30, 2019 or December 31, 2018.

Pursuant to the royalty trust agreement, FCX agreed to provide and maintain a $1.0 million stand-by reserve account or an equivalent letter of credit for the benefit of the Royalty Trust to enable the Trustee to draw on such reserve account or letter of credit to pay obligations of the Royalty Trust if its funds are inadequate to pay its obligations at any time. Currently, with the consent of the Trustee, FCX may reduce the reserve account or substitute a letter of credit with a different face amount for the original letter of credit or any substitute letter of credit. In connection with this arrangement, FCX provided $1.0 million to the Royalty Trust. The $1.0 million, plus interest collected thereon, is reflected as reserve fund cash, with a corresponding reserve fund liability in the accompanying Statements of Assets, Liabilities and Trust Corpus. As of September 30, 2019, the Royalty Trust had not drawn any funds from the reserve account, and FCX had not requested a reduction of such reserve account.

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

Royalty Trust Units Held by FCX and HOGA. At September 30, 2019, the Royalty Trust had 230,172,696 royalty trust units outstanding. In connection with the Highlander Sale on February 5, 2019, FCX, through its indirect wholly owned subsidiary McMoRan, assigned 31,143,150 of its royalty trust units to HOGA and retained 31,143,149 royalty trust units. FCX and HOGA each hold 13.5% of the outstanding royalty trust units.

4. DISTRIBUTIONS
Natural gas sales volumes (measured in thousands of cubic feet, or "Mcf"), average sales price and net cash proceeds available for distribution for the three- and nine-month periods ended September 30, 2019 and 2018, are set forth in the table below.

	Three Months Ended		Nine Months Ended,
	September 30,		September 30,
	2019	2018	2019	2018
Natural gas sales volumes (Mcf) (a)	140,039	157,083	433,731	426,753
Natural gas average sales price (per Mcf)	$2.32	$2.76	$2.88	$2.81
Gross proceeds	$325,150	$433,427	$1,248,427	$1,200,098
Post-production costs and specified taxes	(47,382)	(47,439)	(142,379)	(133,917)
Royalty income	277,768	385,988	1,106,048	1,066,181
Interest and dividend income	2,253	1,553	7,301	4,016
Administrative expenses	(141,959)	(194,976)	(469,570)	(487,061)
Income in excess of administrative expenses	$138,062	$192,565	$643,779	$583,136
Net cash proceeds available for distribution	$138,062	$192,565	$643,779	$583,136

(a)	Attributable to the onshore Highlander subject interest, which is the only subject interest with commercial production.

A summary of per unit distributable income for the three-month periods ended March 31, 2019 and 2018, June 30, 2019 and 2018, and for the three-month periods ended September 30, 2019 and 2018, with the related record and payment dates, is set forth in the table below.

2019			2018
Per Unit Amount	Record Date	Payment Date	Per Unit Amount	Record Date	Payment Date
$0.001139	4/30/2019	5/14/2019	$0.001138	4/30/2018	5/14/2018
$0.001058	7/30/2019	8/13/2019	$0.000558	7/30/2018	8/13/2018
$0.000600	10/30/2019	11/13/2019	$0.000837	10/30/2018	11/14/2018

The Royalty Trust paid $243,530 and $760,736 during the three- and nine-month periods ended September 30, 2019, respectively. The Royalty Trust paid $128,544 and $597,902 during the three- and nine-month periods ended September 30, 2018, respectively. These distributions are not necessarily indicative of future distributions.

5. CONTINGENCIES AND OTHER COMMITMENTS
Litigation. There are currently no pending legal proceedings to which the Royalty Trust is a party.

6. SUBSEQUENT EVENTS
On October 16, 2019, the Royalty Trust declared a cash distribution of $0.0006 per unit payable on November 13, 2019, to unitholders of record on October 30, 2019. For additional information, see Note 4.

The Royalty Trust evaluated all other events subsequent to September 30, 2019, and through the date the Royalty Trust’s financial statements were issued, and determined that all events or transactions occurring during this period requiring recognition or disclosure were appropriately addressed in these financial statements.

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

As of September 30, 2019, only the onshore Highlander subject interest had any reserves classified as proved, probable or possible and had established commercial production. On February 5, 2019, McMoRan completed the sale of all of its rights, title and interest in and to the onshore Highlander subject interest pursuant to a purchase and sale agreement with HOGA (the Highlander Sale). The onshore Highlander subject interest was sold subject to the overriding royalty interest in future production held by the Royalty Trust. As a result of the Highlander Sale, HOGA has a 72 percent working interest and an approximate 48 percent net revenue interest in the onshore Highlander subject interest. The Royalty Trust continues to hold a 3.6 percent overriding royalty interest in the onshore Highlander subject interest. McMoRan was the operator of the onshore Highlander subject interest through May 31, 2019. HOGA qualified and was designated as the operator on June 1, 2019. McMoRan has informed the Trustee that it has no plans to pursue, has relinquished, has allowed to expire or has sold all of the subject interests.

In connection with the Highlander Sale, McMoRan sold its interests in substantially all of its oil and gas leases associated with the subject interests to HOGA. At September 30, 2019, HOGA owned interests in approximately 131 gas leases onshore in South Louisiana, covering approximately 9,000 gross acres (6,462 acres net to HOGA's interest) associated with the onshore Highlander subject interest, none of which are scheduled to expire during the remainder of 2019 and through 2021. Whether or not HOGA maintains the acreage associated with the onshore Highlander subject interest is determined by HOGA's current and future plans, over which the Royalty Trust has no control.

LIQUIDITY AND CAPITAL RESOURCES

Pursuant to the royalty trust agreement, FCX has agreed to pay annual trust expenses up to a maximum amount of $350,000, with no right of repayment or interest due, to the extent the Royalty Trust lacks sufficient funds to pay administrative expenses. No such contributions by FCX were made during the nine-month periods ended September 30, 2019 or 2018. In addition to such annual contributions, FCX has agreed to lend money, on an unsecured, interest-free basis, to the Royalty Trust to fund the Royalty Trust's ordinary administrative expenses as set forth in the royalty trust agreement. No loans were outstanding as of September 30, 2019, or December 31, 2018. All funds the Trustee borrows to cover expenses or liabilities, whether from FCX or from any other source, must be repaid before the Royalty Trust unitholders receive any distributions.

Pursuant to the royalty trust agreement, FCX agreed to provide and maintain a $1.0 million stand-by reserve account or an equivalent letter of credit for the benefit of the Royalty Trust to enable the Trustee to draw on such reserve account or letter of credit to pay obligations of the Royalty Trust if its funds are inadequate to pay its obligations at any time. Currently, with the consent of the Trustee, FCX may reduce the reserve account or substitute a letter of credit with a different face amount for the original letter of credit or any substitute letter of credit. In connection with this arrangement, FCX provided $1.0 million to the Royalty Trust. The $1.0 million, plus interest collected thereon, is held in reserve fund cash. As of September 30, 2019, the Royalty Trust had not drawn any funds from the reserve account, and FCX had not requested a reduction of such reserve account.

In connection with the completion of the Highlander Sale, HOGA assumed all administrative and reporting responsibilities with respect to the Royalty Trust, including those described in Article III of the royalty trust agreement.

In accordance with the terms of the master conveyance, royalties are paid to the Royalty Trust on the last day of the month following the month in which production payments are received by HOGA. As of September 30, 2019, only the onshore Highlander subject interest had established commercial production. The Royalty Trust received royalties of $277,768 and $1,106,048 during the three- and nine-month periods ended September 30, 2019, respectively, and $385,988 and $1,066,181 during the three- and nine-month periods ended September 30, 2018, respectively, relating to production from the onshore Highlander subject interest.

Royalties received by the Royalty Trust must first be used to (i) satisfy Royalty Trust administrative expenses and (ii) reduce Royalty Trust indebtedness. The Royalty Trust had no indebtedness outstanding as of September 30, 2019. Additionally, the Trustee has established a minimum cash reserve of $250,000. As a result, distributions will be made to Royalty Trust unitholders only when royalties received less administrative expenses incurred and repayment of any indebtedness exceeds the $250,000 minimum cash reserve. Distributable income totaled $138,062 and $643,779 during the three- and nine-month periods ended September 30, 2019, respectively. Distributable income totaled $192,565 and $583,136 during the three- and nine-month periods ended September 30, 2018, respectively. On October 16, 2019, the Royalty Trust declared a cash distribution of $0.0006 per unit payable on November 13, 2019, to unitholders of record on October 30, 2019. These distributions are not necessarily indicative of future distributions. The Royalty Trust's only other sources of liquidity are mandatory annual contributions, any loans and the required standby reserve account or letter of credit from FCX. As a result, any material adverse change in FCX's, McMoRan's or HOGA's financial condition or results of operations could materially and adversely affect the Royalty Trust and the underlying royalty trust units.

OFF-BALANCE SHEET ARRANGEMENTS

The Royalty Trust has no off-balance sheet arrangements. The Royalty Trust has not guaranteed the debt of any other party, nor does the Royalty Trust have any other arrangements or relationships with other entities that could potentially result in unconsolidated debt, losses or contingent obligations.

RESULTS OF OPERATIONS

Royalty Income. As of September 30, 2019, only the onshore Highlander subject interest had established commercial production. In accordance with the terms of the master conveyance, during the three-month period ended September 30, 2019, the Royalty Trust received royalties of $277,768 related to 140,039 thousand cubic feet ("Mcf") of natural gas production attributable to the onshore Highlander subject interest with average post-production costs of $0.34 per Mcf and an average sales price of $2.32 per Mcf. During the three-month period ended September 30, 2018, the Royalty Trust received royalties of $385,988 related to 157,083 Mcf of natural gas production attributable to the onshore Highlander subject interest with average post-production costs of $0.30 per Mcf and an average sales price of $2.76 per Mcf.

Royalty income was lower during the three-month period ended September 30, 2019, as compared to the corresponding 2018 period, due to lower production as a result of Hurricane Barry in July 2019 and lower average sales prices during the three-month 2019 period.

During the nine-month period ended September 30, 2019, the Royalty Trust received royalties of $1,106,048 related to 433,731 Mcf of natural gas production attributable to the onshore Highlander subject interest with average post-production costs of $0.33 per Mcf and an average sales price of $2.88 per Mcf. During the nine-month period ended September 30, 2018, the Royalty Trust received royalties of $1,066,181 related to 426,753 Mcf of natural gas production attributable to the onshore Highlander subject interest with average post-production costs of $0.31 per Mcf and an average sales price of $2.81 per Mcf.

Royalty income was higher during the nine-month period ended September 30, 2019, as compared to the corresponding 2018 period, primarily due to increased production from the installation of a second pipeline from the onshore Highlander subject interest allowing for higher production volumes.

Administrative Expenses. During the three-month periods ended September 30, 2019 and 2018, the Royalty Trust paid administrative expenses of $141,959 and $194,976, respectively. During the nine-month periods ended September 30, 2019 and 2018, the Royalty Trust paid administrative expenses of $469,570 and $487,061, respectively. Administrative expenses, which consisted primarily of audit, legal and trustee expenses incurred in connection with the administration of the Royalty Trust, were lower for the three- and nine-month periods ended September 30, 2019, as compared to the corresponding 2018 periods, primarily because of timing of payments for professional fees.

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

(b) Changes in internal control over financial reporting. During the quarter ended September 30, 2019, there has been no change in the Royalty Trust's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Royalty Trust's internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of FCX or HOGA.

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

Date: November 7, 2019

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