Form 10-K
period 2019-12-31
Gulf Coast Ultra Deep Royalty Trust
filed 2020-03-20
CIK 1565146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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

The aggregate market value of royalty trust units held by non-affiliates of the registrant was $2.3 million on June 28, 2019.

On March 3, 2020, there were 230,172,696 royalty trust units outstanding representing beneficial interests in the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (Form 10-K) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). Forward-looking statements are all statements other than statements of historical facts, such as any statements regarding the future financial condition of the Gulf Coast Ultra Deep Royalty Trust (Royalty Trust) or the trading market for the royalty trust units, all statements regarding the respective plans of McMoRan Oil & Gas LLC (McMoRan) or Highlander Oil & Gas Assets LLC (HOGA) for the subject interests, the potential results of any drilling on the subject interests by the applicable operator, anticipated interests of McMoRan or HOGA and the Royalty Trust in any of the subject interests, HOGA's geologic models and the nature of the geologic trend onshore in South Louisiana discussed in this Form 10-K, the amount and date of quarterly distributions to unitholders, and all statements regarding any belief or understanding of the nature or potential of the subject interests. The words “anticipates,” “may,” “can,” “plans,” “believes,” “estimates,” “expects,” “projects,” “intends,” “likely,” “will,” “should,” “to be,” "potential," and any similar expressions and/or statements that are not historical facts are intended to identify those assertions as forward-looking statements.

Forward-looking statements are not guarantees or assurances of future performance and actual results may differ materially from those anticipated, projected or assumed in the forward-looking statements. Important factors that may cause actual results to differ materially from those anticipated by the forward-looking statements include, but are not limited to, the future plans of Freeport-McMoRan Inc.(FCX) and HOGA for their remaining oil and gas properties; the risk that the subject interests will not produce additional hydrocarbons; general economic and business conditions; variations in the market demand for, and prices of, oil and natural gas; drilling results; changes in oil and natural gas reserve expectations; the potential adoption of new governmental regulations; decisions by FCX, McMoRan or HOGA not to develop and/or transfer the subject interests; any inability of FCX, McMoRan or HOGA to develop the subject interests; damages to facilities resulting from natural disasters or accidents; fluctuations in the market price, volume and frequency of the trading market for the royalty trust units; the amount of cash received or expected to be received by the Trustee from the underlying subject interests on or prior to a record date for a quarterly cash distributions; and other factors described in Part I, Item 1A. "Risk Factors" in this Form 10-K, as updated by the Royalty Trust's subsequent filings with the United States (U.S.) Securities and Exchange Commission (SEC). Any differences in actual cash receipts by the Royalty Trust could affect the amount of quarterly cash distributions.

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

PART I

Items 1. and 2. Business and Properties

Our periodic and current reports filed or furnished with or to the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports are available, free of charge, through our website, http://gultu.investorhq.businesswire.com. These reports and amendments are available through our website as soon as reasonably practicable after we electronically file or furnish such materials with or to the SEC.

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

As of December 31, 2019, only the onshore Highlander subject interest had any reserves classified as proved, probable or possible and had established commercial production. On February 5, 2019, McMoRan completed the sale of all of its rights, title and interest in and to the onshore Highlander subject interest pursuant to a purchase and sale agreement with HOGA (the Highlander Sale). The onshore Highlander subject interest was sold subject to the overriding royalty interest in future production held by the Royalty Trust. As a result of the Highlander Sale, HOGA has a 72 percent working interest and an approximate 48 percent net revenue interest in the onshore Highlander subject interest. The Royalty Trust continues to hold a 3.6 percent overriding royalty interest in the onshore Highlander subject interest. McMoRan was the operator of the onshore Highlander subject interest through May 31, 2019. HOGA qualified and was designated as the operator on June 1, 2019. McMoRan has informed the Trustee that it has no plans to pursue, has relinquished, has allowed to expire or has sold all of its subject interests.

At December 31, 2019, the Royalty Trust had 230,172,696 royalty trust units outstanding. In connection with the Highlander Sale on February 5, 2019, McMoRan assigned 31,143,150 royalty trust units to HOGA and retained 31,143,149 royalty trust units. FCX and HOGA each hold 13.5% of the outstanding royalty trust units. All information in this Form 10-K regarding the subject interests has been furnished to the Trustee by FCX, McMoRan, and HOGA. The reserve estimates have been prepared by independent petroleum engineers as described herein, based on information furnished by HOGA.

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

The only assets of the Royalty Trust are the overriding royalty interests and the only investment activity the Trustee may engage in is the investment of cash on hand. Other than (a) its formation, (b) its receipt of contributions and loans from FCX for administrative and other expenses as provided for in the royalty trust agreement, (c) its payment of such administrative and other expenses, (d) its repayment of loans from FCX, (e) its receipt of the conveyance of the overriding royalty interests from McMoRan pursuant to the master conveyance, (f) its receipt of royalties from McMoRan and HOGA, and (g) its cash distributions to unitholders, if any, the Royalty Trust has not conducted any activities. The Trustee has no involvement with, control over, or responsibility for, any aspect of any operations on or relating to the subject interests.

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

Pursuant to the royalty trust agreement, FCX has agreed to pay annual trust expenses up to $350,000, with no right of repayment or interest due, to the extent the Royalty Trust lacks sufficient funds to pay administrative expenses. No such contributions were made during the years ended December 31, 2019 and 2018. In addition to such annual contributions, FCX has agreed to lend money, on an unsecured, interest-free basis, to the Royalty Trust to fund the Royalty Trust's ordinary administrative expenses as set forth in the royalty trust agreement. All funds the Trustee borrows to cover expenses or liabilities, whether from FCX or from any other source, must be repaid before the Royalty Trust unitholders will receive any distributions. No loans or repayments were made during the years ended December 31, 2019 and 2018.

Pursuant to the royalty trust agreement, FCX also agreed to provide and maintain a $1.0 million stand-by reserve account or an equivalent letter of credit for the benefit of the Royalty Trust to enable the Trustee to draw on such reserve account or letter of credit to pay obligations of the Royalty Trust if its funds are inadequate to pay its obligations at any time. Currently, with the consent of the Trustee, FCX may reduce the reserve account or substitute a letter of credit with a different face amount for the original letter of credit or any substitute letter of credit. In connection with this arrangement, FCX has provided $1.0 million in the form of a reserve fund cash account to the Royalty Trust. As of December 31, 2019, the Royalty Trust had not drawn any funds from the reserve account, and FCX had not requested a reduction of such reserve account.

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
Amendment of Trust Agreement. Amendments to the royalty trust agreement generally require the affirmative vote of holders of a majority of royalty trust units constituting a quorum, although less than a majority of the royalty trust units then outstanding (including any royalty trust units held by FCX and HOGA, other than with respect to matters where a conflict of interest between FCX or HOGA and unaffiliated Royalty Trust unitholders is present). However, any amendment that would permit holders of fewer than 66⅔% of the outstanding royalty trust units to (i) approve a sale of all or substantially all of the overriding royalty interests or (ii) terminate the Royalty Trust requires the affirmative vote of holders of 66⅔% or more of the outstanding royalty trust units held by persons other than HOGA or FCX or their respective affiliates.

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

Unless otherwise required by the royalty trust agreement, any matter (including unit splits or reverse splits) may be approved by the affirmative vote of holders of a majority of royalty trust units constituting a quorum, although less than a majority of the royalty trust units then outstanding (including any royalty trust units held by FCX and HOGA, other than with respect to matters where a conflict of interest between FCX or HOGA and unaffiliated Royalty Trust unitholders is present). The affirmative vote of the holders of 66⅔% of the outstanding royalty trust units will be required to (i) approve a sale of all or substantially all of the overriding royalty interests, (ii) terminate the Royalty Trust or (iii) amend the royalty trust agreement to permit the holders of fewer than 66⅔% of the outstanding royalty trust units to approve a sale of all or substantially all of the overriding royalty interests, or to terminate the Royalty Trust.

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

Distributions and Income Computations. Royalties received by the Royalty Trust must first be used to (i) satisfy Royalty Trust administrative expenses and (ii) reduce Royalty Trust indebtedness. The Royalty Trust had no indebtedness outstanding as of December 31, 2019. Additionally, the Trustee has established a minimum cash reserve of $250,000. As a result, distributions will be made to Royalty Trust unitholders only when royalties received less administrative expenses incurred and repayment of any indebtedness exceeds the $250,000 minimum cash reserve. Distributable income totaled $806,028 and $838,155 for the years ended December 31, 2019 and 2018. On January 17, 2020, the Royalty Trust declared a cash distribution of $0.000705 per unit payable on February 13, 2020, to unitholders of record on January 30, 2020. These distributions are not necessarily indicative of future distributions. The Royalty Trust's only other sources of liquidity are mandatory annual contributions, any loans and the required standby reserve account or letter of credit from FCX. As a result, any material adverse change in FCX's or HOGA's financial condition or results of operations could materially and adversely affect the Royalty Trust and the underlying royalty trust units. Royalty Trust unitholders that own their royalty trust units on the close of business on the record date for each calendar quarter will receive a pro-rata distribution of the amount of the cash available for distribution generally 10 business days after the quarterly record date.
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

The terms of the royalty trust agreement require FCX or McMoRan to provide to the Royalty Trust such other information available to FCX or McMoRan concerning the overriding royalty interests and the subject interests burdened by the overriding royalty interests and related matters as may be necessary for the Royalty Trust to comply with its reporting obligations. In addition, the royalty trust agreement requires FCX or McMoRan to provide to the Royalty Trust all information required to comply with the requirements of the Exchange Act (including a “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” relating to the Royalty Trust's financial statements) and such further information as may be required or reasonably requested by the Trustee from time to time. In connection with the completion of the Highlander Sale, HOGA assumed all administrative and reporting responsibilities with respect to the Royalty Trust, including those described in Article III of the royalty trust agreement.

Pursuant to the royalty trust agreement, the Royalty Trust and the Trustee are entitled to rely on the information provided without investigation and are fully protected and will incur no liability in doing so. None of FCX, McMoRan, HOGA or their respective affiliates may be required to disclose, produce or prepare any information, documents or other materials which were generated for analysis or discussion purposes, contain interpretative data, or are subject to the attorney-client or attorney-work-product privileges, or any other privileges to which they may be entitled pursuant to applicable law.

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

As of December 31, 2019, only the onshore Highlander subject interest had any reserves classified as proved, probable or possible and had established commercial production. On February 5, 2019, McMoRan completed the Highlander Sale. The onshore Highlander subject interest was sold subject to the overriding royalty interest in future production held by the Royalty Trust. As a result of the Highlander Sale, HOGA has a 72 percent working interest and an approximate 48 percent net revenue interest in the onshore Highlander subject interest. The Royalty Trust continues to hold a 3.6 percent overriding royalty interest in the onshore Highlander subject interest. McMoRan was the operator of the onshore Highlander subject interest through May 31, 2019. HOGA qualified and was designated as the operator on June 1, 2019. McMoRan has informed the Trustee that it has no plans to pursue, has relinquished, has allowed to expire or has sold all of its subject interests.

Exploratory and Development Drilling. McMoRan and HOGA did not drill any exploration or development wells on the subject interests during the years ended December 31, 2019 and 2018. Additionally, there were no in-progress or suspended wells associated with the subject interests during the years ended December 31, 2019 and 2018.

The onshore Highlander subject interest is the only producing subject interest and began commercial production on February 25, 2015. Prior to this date, there had been no commercial production of hydrocarbons from any of the subject interests. During the year ended December 31, 2019, the Royalty Trust received royalties of $1,386,064 from McMoRan and HOGA related to 582,484 thousand cubic feet (Mcf) of gas production attributable to the onshore Highlander subject interest with average post-production costs of $0.33 per Mcf and an average receipt price of $2.71 per Mcf. During the year ended December 31, 2018, the Royalty Trust received royalties of $1,462,796 from McMoRan related to 576,120 Mcf of gas production attributable to the onshore Highlander subject interest with average post-production costs of $0.31 per Mcf and an average receipt price of $2.85 per Mcf.

Acreage. At December 31, 2019, HOGA owned interests in approximately 131 oil and gas leases onshore in South Louisiana, covering approximately 9,000 gross acres (6,476 acres net to HOGA's interests) associated with the onshore Highlander subject interest. McMoRan has informed the Trustee that it has no plans to pursue, has relinquished, has allowed to expire or has sold all of its subject interests.

The following table reflects the oil and gas acreage associated with the onshore Highlander subject interest in which HOGA owned rights to the related leases as of December 31, 2019.

	Developed
	Gross	Net
	Acres	Acres
Onshore South Louisiana	9,000	6,476
Total as of December 31, 2019	9,000	6,476
Natural Gas Reserves. HOGA's estimated proved reserves related to the onshore Highlander subject interest are based upon a reserve report prepared by Netherland, Sewell & Associates, Inc. (NSAI), an independent petroleum engineering firm. A copy of NSAI's reserve report is filed as an exhibit to this Form 10-K. These reserve estimates are prepared in accordance with guidelines established by the SEC as prescribed by Regulation S-X, Rule 4-10. HOGA estimates, with reasonable certainty, the economically producible natural gas associated with the subject interests. The practices for estimating hydrocarbons in place include, but are not limited to, mapping, seismic interpretation of two-dimensional and/or three-dimensional data, core analysis, mechanical properties of formations, thermal maturity, well logs of existing penetrations, correlation of known penetrations, decline curve analysis of producing locations with significant production history, well testing, static bottom hole testing, flowing bottom hole pressure analysis and pressure and rate transient analysis.

Internal Control and Qualifications of Third Party Engineers and Internal Staff. The technical personnel responsible for preparing the reserve estimates at NSAI meet the requirements regarding qualifications, independence, objectivity, and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. NSAI is an independent firm of petroleum engineers, geologists, geophysicists, and petrophysicists; the firm does not own an interest in HOGA's properties and is not employed on a contingent fee basis. HOGA works closely with NSAI independent reserve engineers to ensure the integrity, accuracy and timeliness of data furnished to NSAI in their reserve estimation process. HOGA provides historical information to NSAI, including ownership interest, natural gas production, well test data, commodity prices and operating and development costs.

HOGA’s Vice President & General Manager, who has 33 years of technical experience in petroleum engineering and reservoir evaluation and analysis, is the technical person primarily responsible for overseeing the internal reserves estimation process. This individual provides the appropriate data to NSAI for the year-end natural gas reserves estimation process. The preparation of proved natural gas reserve estimates are completed in accordance with HOGA's internal control procedures. These procedures, which are intended to ensure reliability of reserve estimations, include (i) the review and verification of historical production data, (ii) the review by HOGA’s management of annually reported proved reserves, including the review of significant reserve changes and new proved undeveloped reserves additions, if any, (iii) the verification of property ownership; and (iv) none of HOGA's employee’s compensation being tied to the amount of reserves reported.

Proved Reserves. Proved reserve volumes attributable to the subject interests have been determined in accordance with SEC guidelines, which require the use of an average price, calculated as the twelve-month historical average of the first-day-of-the-month historical reference price as adjusted for location and quality differentials. The reference price for reserve determination is the Henry Hub spot price for natural gas, which was $2.58 per million British thermal units (MMBtu) as of December 31, 2019. The price is held constant throughout the life of the property, except where such guidelines permit alternate treatment, including the use of fixed and determinable contractual escalations. In accordance with the guidelines, the average realized price used in HOGA's reserve report as of December 31, 2019, was $2.55 per Mcf of natural gas. All of the natural gas reserves attributable to the subject interests are located in the U.S. There were no oil reserves as of December 31, 2019.

The scope and results of procedures employed by NSAI are summarized in their reserve report. For purposes of reserve estimation, HOGA and NSAI use technical and economic data including well logs, geologic maps, seismic data, well test data, production data, historical price and cost information, and property ownership interests. HOGA's reserves have been estimated using deterministic methods. Standard engineering and geoscience methods were used, or a combination of methods, including performance analysis, volumetric analysis and analogy, which HOGA and NSAI considered to be appropriate and necessary to categorize and estimate reserves in accordance with SEC definitions and regulations. Because these estimates depend on many assumptions, any or all of which may differ substantially from actual results, reserve estimates may differ from the quantities of natural gas that HOGA ultimately recovers.

Proved reserves represent quantities of natural gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, and under existing economic conditions, operating methods and government regulations. The term “reasonable certainty” implies a high degree of confidence that the quantities of natural gas actually recovered will equal or exceed the estimate. The following table presents estimated proved reserves attributable to the subject interests as of December 31, 2019:

Natural Gas
(MMcf)

Proved developed	1,940
Proved undeveloped	—
Total proved reserves	1,940

The following table reflects the present value of estimated future net cash flows before income taxes from the production and sale of estimated proved reserves attributable to the subject interests reconciled to the standardized measure of discounted net cash flows (standardized measure) at December 31, 2019.

Estimated undiscounted future net cash flows before income taxes	$4,038,600
Present value of estimated future net cash flows before income taxes (PV-10) (a)	3,244,500
Discounted future income taxes (b)	—
Standardized measure (See Note 9)	$3,244,500

(a)
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

(b)
For tax reporting purposes, the Royalty Trust is considered a non-taxable "pass-through" entity, see Note 4 to the Notes to Financial Statements located in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K.

Refer to Note 9 to the Notes to Financial Statements located in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K for further discussion of proved reserves.

Production and Productive Well Interests. As of December 31, 2019, only the onshore Highlander subject interest had established commercial production, which began on February 25, 2015. Prior to this date there had been no commercial production of hydrocarbons from any of the subject interests. During the year ended December 31, 2019, the Royalty Trust received royalties of $1,386,064 from McMoRan and HOGA related to 582,484 Mcf of natural gas production attributable to the onshore Highlander subject interest with average post-production costs of $0.33 per Mcf and an average receipt price of $2.71 per Mcf. During the year ended December 31, 2018, the Royalty Trust received royalties of $1,462,796 from McMoRan related to 576,120 Mcf of natural gas production attributable to the onshore

Highlander subject interest with average post-production costs of $0.31 per Mcf and an average receipt price of $2.85 per Mcf.

REGULATION

Although the Royalty Trust is not responsible for the activities, expenses, and obligations discussed in this section, such matters relate to HOGA's activities with respect to the subject interests.

General. HOGA's exploration, development and production activities are subject to federal, state and local laws and regulations governing exploration, development, production, environmental matters, occupational health and safety, taxes, labor standards and other matters. HOGA has obtained or timely applied for all material licenses, permits and other authorizations currently required for operations. Compliance is often burdensome, and failure to comply carries substantial penalties. The regulatory burden on the oil and gas industry increases the cost of doing business and affects profitability.

Exploration, Production and Development. Among other things, federal and state level regulation of HOGA's operations mandate that operators obtain permits to drill wells and to meet bonding and insurance requirements in order to drill, own or operate wells. These regulations also control the location of wells, the method of drilling and casing wells, the restoration of properties upon which wells are drilled and the plugging and abandoning of wells. HOGA's oil and natural gas operations are also subject to various conservation laws and regulations, which regulate the size of drilling units, the number of wells that may be drilled in a given area, the levels of production, and the unitization or pooling of oil and natural gas properties.

State and Local Regulation of Drilling and Production.  HOGA owns interests in properties located in state waters of Louisiana and/or onshore in South Louisiana. Louisiana regulates drilling and operating activities by requiring, among other things, drilling permits and bonds and reports concerning operations. The laws of Louisiana also govern a number of environmental and conservation matters, including the handling and disposing of waste materials, unitization and pooling of oil and natural gas properties, and the levels of production from oil and natural gas wells.

On February 5, 2019, McMoRan completed the the Highlander Sale. The onshore Highlander subject interest was sold subject to the overriding royalty interest in future production held by the Royalty Trust. As a result of the Highlander Sale, HOGA has a 72 percent working interest and an approximate 48 percent net revenue interest in the onshore Highlander subject interest. The Royalty Trust continues to hold a 3.6 percent overriding royalty interest in the onshore Highlander subject interest. McMoRan was the operator of the onshore Highlander subject interest through May 31, 2019. HOGA qualified and was designated as the operator on June 1, 2019. McMoRan has informed the Trustee that it has no plans to pursue, has relinquished, has allowed to expire or has sold all of its subject interests. To the extent that HOGA does not fund the exploration and development of the onshore Highlander subject interest, or if for any other reason sufficient production from the onshore Highlander subject interest is not maintained in commercial quantities, Royalty Trust unitholders will not realize any additional value from their investment in the royalty trust units.

Environmental Matters. HOGA's operations are subject to numerous laws relating to environmental protection. These laws impose substantial penalties for any pollution resulting from HOGA's operations. The Trustee has been advised by HOGA that HOGA believes that its operations comply with applicable laws, including environmental laws, in all material respects.

Solid Waste.  HOGA's operations require the disposal of both hazardous and non-hazardous solid wastes that are subject to the requirements of the Federal Resource Conservation and Recovery Act (RCRA) and comparable state statutes. Drilling fluids, produced waters and other wastes associated with the exploration, production and/or development of oil and natural gas, including naturally occurring radioactive material, if properly handled, are currently excluded from regulation as hazardous wastes under RCRA and, instead, are regulated under RCRA’s less stringent non-hazardous waste requirements. Nevertheless, it is possible that these wastes could be classified as hazardous wastes in the future. For example, in December 2016, the EPA and environmental groups entered into a consent decree to address the EPA’s alleged failure to timely assess its RCRA Subtitle D criteria regulations exempting certain exploration and production-related oil and natural gas wastes from regulation as hazardous wastes under RCRA. The consent decree required the EPA to propose a rulemaking no later than March 15, 2019 for revision of certain Subtitle D criteria regulations pertaining to oil and natural gas wastes or to sign a determination that revision of the regulations is not necessary. The EPA fulfilled its obligation under the consent decree by issuing a determination on April 23, 2019 that revisions to existing RCRA Subtitle D regulations governing oil and natural gas wastes are not necessary, along with a report supporting that determination.

Hazardous Substances.  The Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA), also known as the “Superfund” law, imposes liability, without regard to fault or the legality of the original conduct, on some classes of persons that are considered to have contributed to the release of a “hazardous substance” into the environment. These persons include but are not limited to the owner or operator of the site or sites where the release occurred or was threatened to occur and companies that disposed or arranged for the disposal of the hazardous substances found at the site. Persons responsible for releases of hazardous substances under CERCLA may be subject to joint and several liability for the costs of cleaning up the hazardous substances and for damages to natural resources. Despite the RCRA exemption that encompasses wastes directly associated with crude oil and gas production and the “petroleum exclusion” of CERCLA, HOGA may generate or arrange for the disposal of “hazardous substances” within the meaning of CERCLA or comparable state statutes in the course of its ordinary operations. Thus, HOGA may be responsible under CERCLA (or the state equivalents) for costs required to clean up sites where the release of a “hazardous substance” has occurred. Also, it is not uncommon for neighboring landowners and other third parties to file claims for cleanup costs as well as personal injury and property damage allegedly caused by the hazardous substances released into the environment. Thus, HOGA may be subject to cost recovery and other claims as a result of operations.

Air.  HOGA's operations are also subject to regulation of air emissions under the Federal Clean Air Act (CAA), comparable state and local requirements.These laws and regulations may require pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, strict compliance with air permit requirements or the utilization of specific equipment or technologies to control emissions. The need to acquire such permits has the potential to delay or limit the development of oil and gas projects or require HOGA to incur certain capital expenditures for air pollution control equipment or other air emissions-related issues. For example, the EPA in 2012 adopted federal New Source Performance Standards (NSPS) that require the reduction of volatile organic compound emissions from certain fractured and refractured natural gas wells for which well completion operations are conducted and further require that most wells use reduced emission completions, also known as “green completions.” These regulations also establish specific new requirements regarding emissions from production-related wet seal and reciprocating compressors, and from pneumatic controllers and storage vessels. In June 2016, the EPA published a final rule adopting additional NSPS requirements for new, modified, or reconstructed oil and gas facilities that require control of the greenhouse gas methane from affected facilities, including requirements to find and repair fugitive leaks of methane emissions at well sites (Methane Rule). Following the 2016 presidential election and change in administrations, the EPA convened a reconsideration proceeding that culminated in a 2019 rule proposal that would eliminate the obligation to control methane emissions under the NSPS, while maintaining the rule’s substantive emissions control requirements because they serve to control emissions of other pollutants. The ultimate fate of the Methane Rule requirements is unclear. Nevertheless, regulations promulgated under the CAA may require HOGA to incur development expenses to install and utilize specific equipment, technologies, or work practices to control emissions from its operations.

The EPA also is charged with establishing ambient air quality standards, the implementation of which can indirectly impact HOGA’s operations. For example, in October 2015, the EPA lowered the National Ambient Air Quality Standard (NAAQS), for ozone from 75 to 70 parts per billion. Although the EPA has designated all counties in which HOGA operates as attainment areas for the 2015 ozone standard, these determinations may be revised in the future. State implementation of the revised NAAQS could result in stricter permitting requirements, delay or prohibit the ability of HOGA to obtain such permits, and result in increased expenditures for pollution control equipment, the costs of which could be significant.
Compliance with these and other air pollution control and permitting requirements has the potential to increase HOGA’s production costs, which costs could be significant. Additionally, violations of lease conditions or regulations related to air emissions can result in civil and criminal penalties, as well as potential court injunctions curtailing operations and canceling leases. Such enforcement liabilities can result from either governmental or citizen enforcement.

Water.  The Federal Clean Water Act (CWA) and analogous state laws and implementing regulations impose restrictions and strict controls regarding the discharge of pollutants into waters of the U.S. and waters of the states, respectively. Pursuant to these laws and regulations, the discharge of pollutants to regulated waters is prohibited unless it is permitted by the EPA, an analogous state or tribal agency, or both. HOGA does not presently discharge pollutants associated with the exploration, development and production of oil and natural gas on the onshore Highlander subject interest into federal or state waters. HOGA operates under the Louisiana Pollutant Discharge Elimination System (LPDES)

General Permit for Discharges from Oil & Gas Exploration, Development, and Production facilities Located within Coastal Waters of Louisiana (LAG330000) issued by the Louisiana Department of Environmental Quality in accordance with the National Pollutant Discharge Elimination System (NPDES) provisions of the CWA.

The discharge of dredge and fill material in regulated waters, including wetlands, is also prohibited, unless authorized by a permit issued by the U.S. Army Corps of Engineers (ACE). CWA Section 401 provides that the applicant for an individual National Pollutant Discharge Elimination System (NPDES) permit to be issued by the EPA or an individual Section 404 permit to be issued by the ACE must notify the state in which the discharge will occur and provide an opportunity for the state to determine if the discharge will comply with the state’s approved water quality program. In some instances, this process could result in delay in issuance of the permit, more stringent permit requirements, or denial of the permit.

How the EPA and the ACE define “waters of the United States” (WOTUS) can impact HOGA’s regulatory and permitting obligations under the CWA. The EPA and the ACE promulgated rules defining the scope of WOTUS that became effective in September 2015. On October 22, 2019, the EPA and the ACE published a final rule that repealed the 2015 definition of WOTUS and recodified longstanding regulatory definitions of WOTUS that existed prior to the 2015 rule to promote regulatory consistency across the United States. On February 14, 2019, the EPA and the ACE had published a proposed revised definition of WOTUS intended to clarify and narrow the definition from that in the 2015 rule. The comment period on the proposed changes to the definition of WOTUS closed on April 15, 2019, and a final rule is expected to be published in early 2020. It is anticipated that petitions for review of any 2020 WOTUS rule will be filed and that litigation over the definition of WOTUS will continue. To the extent that HOGA must obtain permits for the discharge of pollutants or for dredge and fill activities in wetland areas or other waters of the United States, HOGA could face increased costs and delays associated with obtaining such permits under any broader definition of WOTUS that expands the scope of CWA jurisdiction.

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
In December 2015, the EPA finalized rules that added new sources to the scope of greenhouse gases monitoring and reporting rule. These new sources include gathering and boosting facilities. The revisions also include the addition of well identification reporting requirements for certain facilities. In addition, as described above, in June 2016 the EPA published a final rule that requires operators to reduce methane emissions from certain new, modified or reconstructed oil and gas facilities, including production, processing, transmission and storage activities (Methane Rule). Following the 2016 presidential election and change in administrations, the EPA convened a reconsideration proceeding that culminated in a 2019 rule proposal that would eliminate the obligation to control methane emissions under the NSPS, while maintaining the rule’s substantive emissions control requirements because they serve to control emissions of other pollutants. The ultimate fate of the Methane Rule requirements is unclear. Nevertheless, regulations promulgated under the CAA may require HOGA to incur development expenses to install and utilize specific equipment, technologies, or work practices to control GHG emissions from its operations, which could adversely affect HOGA’s operations.
In addition, from time to time the U.S. Congress has considered legislation to reduce emissions of GHGs, and many of the states have already taken legal measures to reduce GHG emissions, primarily through the implementation of state and/or regional GHG cap-and-trade programs. Most of these cap-and-trade programs work by requiring either major sources of emissions or major producers of fuels to acquire and surrender emission allowances. The number of allowances available for purchase is reduced each year in an effort to achieve the overall GHG emission reduction goal. The adoption of any legislation or regulations imposing reporting obligations on HOGA equipment and operations, limiting emissions of GHGs from HOGA equipment and operations, or requiring HOGA to acquire emission allowances or credits, could require additional costs to be incurred by HOGA or inhibit or delay operations or expansion efforts.
On an international level, the U.S. is one of almost 200 nations that agreed in December 2015 to an international climate change agreement in Paris, France that calls for countries to set their own GHG emissions targets and disclose the measures each country will use to achieve its GHG emissions targets (the Paris Agreement). However, the Paris Agreement does not impose any binding obligations on the U.S. Moreover, in June 2017, President Trump announced that the U.S. would withdraw from the Paris Agreement, and in November 2019 the United States formally notified the United Nations that it is withdrawing from the Paris Agreement, triggering a one-year waiting period prior to final withdrawal. Whether the U.S. may reenter the Paris Agreement, or a separately negotiated agreement, is unclear at this time. The adoption and implementation of any laws or regulations imposing reporting obligations on, or limiting emissions of GHG from operations could require additional costs incurred to reduce emissions of GHGs associated with operations or could adversely affect demand for the oil, natural gas and NGL production attributable to the overriding royalty interests, and thus possibly have a material adverse effect on the Royalty Trust’s revenues. Recently, activists concerned about the potential effects of climate change have directed their attention at sources of funding for fossil-fuel energy companies, which has resulted in certain financial institutions, funds and other sources of capital restricting or eliminating their investment in oil and natural gas activities. Ultimately, this could make it more difficult to secure funding for exploration and production activities. Notwithstanding potential risks related to climate change, the International Energy Agency estimates that global energy demand will continue to rise and will not peak until after 2040 and that oil and natural gas will continue to represent a substantial percentage of global energy use over that time. Finally, to the extent increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climatic events, such events could have an adverse effect on assets and operations related to the subject interests.
Endangered Species.  The federal Endangered Species Act and similar state statutes impose regulations designed to ensure that endangered or threatened plant and animal species are not jeopardized, and their critical habitats are neither destroyed nor modified by federal action. These laws may restrict HOGA's exploration, development, and production operations and impose civil or criminal penalties for noncompliance.

EMPLOYEES

The Royalty Trust is a passive entity and has no employees. All administrative functions of the Royalty Trust are performed by the Trustee and HOGA.

COMPETITION

The production and sale of oil and natural gas onshore in South Louisiana is highly competitive, particularly with respect to hiring and retention of technical personnel, the acquisition of leases, interests and other properties, and access to drilling rigs and other services in such areas. HOGA's competitors in these areas include major integrated oil and gas companies and numerous independent oil and gas companies, individual producers and operators.

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
Additionally, future price fluctuations for natural gas will directly affect the amount of distributions to Royalty Trust unitholders and will also affect estimates of reserves attributable to the overriding royalty interests and estimated and actual future net revenues of the Royalty Trust. Neither HOGA nor the Royalty Trust can make reliable predictions of future natural gas supply and demand or future product prices. For more information regarding risks associated with natural gas production and commodity price fluctuations, see Part I, Item 1A. “Risk Factors” of this Form 10-K.

SEASONALITY

All of the Royalty Trust’s assets are located in the U.S., where demand for natural gas is typically lower in summer than in winter. Tropical storms and hurricanes, which are particularly common in South Louisiana during the summer and early fall of each year, can damage or completely destroy drilling, production and treatment facilities, which can result in the interruption or permanent cessation of production from associated wells. The Royalty Trust is not otherwise materially affected by seasonal factors.
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

Royalty Trust unitholders should consult their own tax advisors regarding the treatment of the income, gain, loss or deduction derived by the unitholder for the Royalty Trust.

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
The highest marginal U.S. federal income tax rate applicable to ordinary income of individuals is 37%, and the highest marginal U.S. federal income tax rate applicable to long-term capital gains (generally, gains from the sale or exchange of certain investment assets held for more than one year) and qualified dividends of individuals is 20%. The highest marginal U.S. federal income tax rate applicable to corporations is 21%, and such rate applies to both ordinary income and capital gains.
Section 1411 of the Code imposes a 3.8% Medicare tax on certain investment income earned by individuals, estates, and trusts. For these purposes, investment income generally will include a Royalty Trust unitholder’s allocable share of the Royalty Trust’s interest and royalty income plus the gain recognized from a sale of Royalty Trust units. In the case of an individual, the tax is imposed on the lesser of (i) the individual’s net investment income from all investments, or (ii) the amount by which the individual’s modified adjusted gross income exceeds specified threshold levels depending on such individual’s U.S. federal income tax filing status. In the case of an estate or trust, the tax is imposed on the lesser of (i) undistributed net investment income, or (ii) the excess adjusted gross income over the dollar amount at which the highest income tax bracket applicable to an estate or trust begins. The tax consequences to a Royalty Trust unitholder of the acquisition, ownership or disposition of units will depend in part on the Royalty Trust unitholder’s tax circumstances. Royalty Trust unitholders should consult their tax advisors regarding the U.S. federal income tax consequences relating to acquiring, owning or disposing the Royalty Trust units.

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

The widely held fixed investment trust reporting requirements provide for the dissemination of trust tax information by the trustee to intermediaries who are ultimately responsible for reporting the investor-specific information through Form 1099 to the investors and the IRS. Every trustee or intermediary that is required to file a Form 1099 for a Royalty Trust unitholder must furnish a written tax information statement that is in support of the amounts as reported on the applicable Form 1099 to the Royalty Trust unitholder. In compliance with the reporting requirements of the Treasury Regulations for non-mortgage widely held fixed investment trusts and the dissemination of Royalty Trust tax reporting information, the Trustee provides a generic tax information reporting booklet which is intended to be used only to assist Royalty Trust unitholders in the preparation of their 2019 U.S. federal and state income tax returns. This tax information booklet can be obtained at http://gultu.investorhq.businesswire.com/. Any generic tax information provided by the Trustee is intended to be used only to assist Royalty Trust unitholders in the preparation of their U.S. federal and state income tax returns.

If the Royalty Trust were classified as a business entity, it would be taxable as a partnership unless it failed to meet certain qualifying income tests applicable to “publicly traded partnerships.” The income of the Royalty Trust is expected to meet such qualifying income tests. As a result, even if the Royalty Trust were considered to be a publicly traded partnership it should not be taxable as a corporation. The principal tax consequence of the Royalty Trust's possible categorization as a partnership rather than a grantor trust is that all Royalty Trust unitholders would be required to report their share of taxable income from the Royalty Trust on the accrual method of accounting regardless of their own method of accounting. As a result, the Royalty Trust's tax reporting requirements would be more complex and costlier to implement and maintain, and any distributions to Royalty Trust unitholders could be reduced as a result.

The Royalty Trust owns an overriding royalty interest burdening the subject interests, which are located in Louisiana and in U.S. federal waters offshore Louisiana. Tax counsel to the special committee of the board of directors of MMR advised the Royalty Trust at its formation that the Royalty Trust will be treated as a grantor trust and not as an unincorporated business entity for U.S. federal income tax purposes. If the Royalty Trust is treated as a grantor trust for U.S. federal income tax purposes, it would also be treated as a grantor trust for Louisiana income tax purposes. As a grantor trust, the Royalty Trust would not be subject to Louisiana income tax at the Royalty Trust level. Rather, for Louisiana individual income tax purposes, the Royalty Trust unitholders would be considered to own and receive the Royalty Trust’s assets and income and will be directly taxable thereon as though no trust were in existence. Consequently, individual Royalty Trust unitholders may be subject to Louisiana individual income tax on all or a portion of their shares of any Royalty Trust income. Individual Royalty Trust unitholders who are legal residents of Louisiana will be subject to Louisiana individual income tax on all of their shares of any Royalty Trust income. Individual Royalty Trust unitholders who are not legal residents of Louisiana generally will be subject to Louisiana individual income tax only on the portion of their shares of any Royalty Trust income that is sourced to Louisiana. For Louisiana individual income tax purposes, royalties from mineral properties are specifically sourced to the state where such property is located at the time the income is derived.
Individual Royalty Trust unitholders who are required to file Louisiana individual income tax returns and pay Louisiana individual income tax on all or a portion of their proportionate shares of any Royalty Trust income may be subject to penalties for failure to comply with such requirements. The highest marginal rates for the payment of Louisiana income taxes are 6% for individuals, trusts and estates, and 8% for corporations. Individual taxpayers are allowed a deduction for depletion in Louisiana. As of July 1, 2018, the depletion allowance available under Louisiana law is 22% of the gross income from an applicable mineral property during the tax year. Louisiana currently does not require the Royalty Trust to withhold Louisiana individual income taxes from distributions made to non-resident Royalty Trust unitholders if the Royalty Trust is treated as a grantor trust for U.S. federal income tax purposes. Individual Royalty Trust unitholders who are legal residents of a state other than Louisiana may be subject to state and local individual income taxes, if any, in their states of residence on their receipt of any income from the Royalty Trust.
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

The value of the royalty trust units is uncertain. As of March 16, 2020, only the onshore Highlander subject interest has any reserves classified as proved, probable or possible and has established commercial production.

The Royalty Trust's only assets and sources of income are the overriding royalty interests burdening the subject interests. The overriding royalty interests entitle the Royalty Trust to receive a portion of the proceeds derived from the sale of hydrocarbons associated with the subject interests, if any. As of March 16, 2020, only the onshore Highlander subject interest has any reserves classified as proved, probable or possible and has established commercial production. Other than the onshore Highlander subject interest, whose well began commercial production on February 25, 2015, the subject interests remain "exploration concepts." As McMoRan reported to the Trustee, McMoRan has no plans to pursue, has relinquished, has allowed to expire or has sold all of its subject interests.

The Royalty Trust has no ability to direct or influence the exploration or development of the subject interests. In addition, none of FCX, McMoRan or HOGA is under any obligation to fund or to commit any resources to the exploration or development of the subject interests.

To the extent that HOGA does not fund the exploration and development of the onshore subject interests, or if for any other reason sufficient production from the subject interests is not maintained in commercial quantities, Royalty Trust unitholders will not realize any additional value from their investment in the royalty trust units.

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

Even though distributions were paid to Royalty Trust unitholders in 2018, 2019 and the first quarter of 2020, distributions may not necessarily be made in the future. The Royalty Trust's only other sources of liquidity are mandatory annual contributions, any loans and the required standby reserve account or letter of credit from FCX. As a result, any material adverse change in FCX's or HOGA's financial condition or results of operations could materially and adversely affect the Royalty Trust and the royalty trust units.

Natural gas prices fluctuate due to a number of factors that are beyond the control of the Royalty Trust, FCX, McMoRan and HOGA, and lower prices could reduce proceeds to the Royalty Trust and cash distributions to Royalty Trust unitholders.

Natural gas prices fluctuate widely in response to relatively minor changes in supply, market uncertainty and a variety of additional factors that are beyond the control of FCX, McMoRan, HOGA, and the Royalty Trust. These factors include, among others:

•	regional, domestic and foreign supply of, and demand for, natural gas, as well as perceptions of supply of, and demand for, natural gas;

•	U.S. and worldwide political and economic conditions;

•	the occurrence or threat of epidemic or pandemic diseases, such as the recent outbreak of a novel strain of coronavirus known as COVID-19, or any government response to such occurrence or threat;

•	weather conditions and seasonal trends;

•	anticipated future prices of natural gas, alternative fuels and other commodities;

•	technological advances affecting energy consumption and energy supply;

•	the proximity, capacity, cost and availability of pipeline infrastructure, treating, transportation and refining capacity;

•	natural disasters and other acts of force majeure;

•	domestic and foreign governmental regulations and taxation;

•	energy conservation and environmental measures; and

•	the price and availability of alternative fuels.

During 2019, the New York Mercantile Exchange (NYMEX) natural gas price fluctuated from a low of $2.03 per MMBtu to a high of $3.72 per MMBtu. Natural gas prices have declined sharply during the first quarter of 2020, and could decline further, due to current economic conditions. On March 18, 2020, the NYMEX natural gas price was $1.60 per MMBtu. Royalties that the Royalty Trust receives from its share of production will be reduced as a result of lower natural gas prices. As a result, future distributions from the Royalty Trust to its unitholders could be reduced or discontinued. In addition, lower oil and natural gas prices reduce the likelihood that the subject interests will be developed or that any oil or natural gas discovered will be economic to produce. The volatility of energy prices reduces the accuracy of estimates of future cash distributions to the Royalty Trust unitholders and could affect the value of the royalty trust units.

The onshore Highlander subject interest targets Inboard Lower Tertiary/Cretaceous formations onshore in South Louisiana, which has greater risks and costs associated with its exploration and development than conventional prospects.

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

The royalty trust units are quoted on the OTC Pink tier of the over-the-counter (OTC) markets. The OTC Pink is a significantly more limited market than the national securities exchanges, which could adversely affect the market price, trading volume, liquidity and resale price of the royalty trust units.

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

Additionally, the royalty trust units could become subject to the SEC’s “penny stock” regulations. The SEC defines a “penny stock” as any equity security that has a market price of less than $5.00 per share subject to certain exceptions, including securities of issuers with net tangible assets in excess of $2.0 million that have been in continuous operation for at least three years. The Royalty Trust had approximately $2.3 million in net tangible assets at December 31, 2019. If the royalty trust units become subject to the SEC’s penny stock regulations, brokers may be less willing to execute transactions in the royalty trust units as a result of the requirements imposed by these regulations, which could further limit the liquidity of the royalty trust units.

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

If the Royalty Trust were not treated as a grantor trust for U.S. federal income tax purposes, the Royalty Trust should be treated as a partnership for such purposes.  Although the Royalty Trust would not become subject to U.S. federal income taxation at the entity level as a result of treatment as a partnership, and items of income, gain, loss and deduction would flow through to the Royalty Trust unitholders, the Royalty Trust's tax reporting requirements would be more complex and costlier to implement and maintain, and any distributions to Royalty Trust unitholders could be reduced as a result.

If the Royalty Trust were treated for U.S. federal income tax purposes as a partnership, it likely would be subject to the procedures for auditing large partnerships as well as the procedures for assessing and collecting income taxes due (including applicable penalties and interest) as a result of an audit. These rules effectively would impose an entity level tax on the Royalty Trust, and Royalty Trust unitholders may have to bear the expense of the adjustment even if they were not Royalty Trust unitholders during the audited taxable year.

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

The Royalty Trust is vulnerable to risks associated with operations onshore in South Louisiana because the onshore Highlander subject interest is located in this area.

These risks include:

•
tropical storms and hurricanes, which are particularly common in South Louisiana during the summer and early fall of each year, and which can damage or completely destroy drilling, production and treatment facilities, which can result in the interruption or permanent cessation of production from associated wells;

•	flooding caused by heavy rain, which can result in the interruption or permanent cessation of production from associated wells;

•	extensive governmental regulation (including regulations that may, in certain circumstances, impose strict liability for pollution damage); and

•
interruption or termination of operations by governmental authorities based on environmental, safety or other considerations, including those relating to other operators and/or other geographical areas.

These exposures onshore in South Louisiana could have a material adverse effect on the onshore Highlander subject interest, on the Royalty Trust's results of operations and financial condition, and on the market price of the royalty trust units.

The Royalty Trust is dependent on FCX for funding unless royalty income from production on the onshore Highlander subject interest is sufficient to cover the Royalty Trust's administrative expenses.

Pursuant to the royalty trust agreement, FCX has agreed to pay annual trust expenses up to a maximum amount of $350,000, with no right of repayment or interest due, to the extent the Royalty Trust lacks sufficient funds to pay administrative expenses. No such contributions were made during the years ended December 31, 2019 and 2018. In addition to such annual contributions, FCX has agreed to lend money, on an unsecured, interest-free basis, to the Royalty Trust to fund the Royalty Trust's ordinary administrative expenses as set forth in the royalty trust agreement. All funds the Trustee borrows to cover expenses or liabilities, whether from FCX or from any other source, must be repaid before the Royalty Trust unitholders will receive any distributions. No loans or repayments were made during the years ended December 31, 2019 and 2018.

Pursuant to the royalty trust agreement, FCX agreed to provide and maintain a $1.0 million stand-by reserve account or an equivalent letter of credit for the benefit of the Royalty Trust to enable the Trustee to draw on such reserve account or letter of credit to pay obligations of the Royalty Trust if its funds are inadequate to pay its obligations at any time. Currently, with the consent of the Trustee, FCX may reduce the reserve account or substitute a letter of credit with a different face amount for the original letter of credit or any substitute letter of credit. In connection with this arrangement, FCX has provided $1.0 million in the form of a reserve fund cash account to the Royalty Trust. As of December 31, 2019, the Royalty Trust had not drawn any funds from the reserve account, and FCX had not requested a reduction of such reserve account. If FCX requested and the Royalty Trust consented to reduce the current $1.0 million reserve cash fund, the Royalty Trust's ability to fund ongoing administrative expenses could be adversely affected.

Additionally, if any material adverse change in HOGA's financial condition or results of operations causes HOGA to be unable to fund the exploration and development of the onshore Highlander subject interest, or if for any other reason sufficient production from the onshore Highlander subject interest is not maintained in commercial quantities, Royalty Trust unitholders will not realize any additional value from their investment in the royalty trust units.

Climate change laws and regulations restricting emissions of greenhouse gases could result in increased operating costs and reduced demand for the oil and natural gas that McMoRan or HOGA produces while the physical effects of climate change could disrupt their production and cause it to incur significant costs in preparing for or responding to those effects.
In response to findings that emissions of carbon dioxide, methane and certain other greenhouse gases (GHGs) present an endangerment to public health and the environment, the EPA has issued regulations to restrict emissions of GHGs under existing provisions of the Clean Air Act. These regulations include limits on tailpipe emissions from motor vehicles and pre-construction and operating permit requirements for certain large stationary sources. The EPA also has adopted rules requiring the reporting of greenhouse gas emissions from specified large GHG emission sources in the U.S., including certain onshore oil and natural gas production facilities, on an annual basis. In addition, in 2016 the EPA adopted federal New Source Performance Standards (NSPS) for new, modified, or reconstructed oil and gas facilities that require control of the greenhouse gas methane from affected facilities, including requirements to find and repair fugitive leaks of methane emissions at well sites (the Methane Rule). Following the 2016 presidential election and change in administrations, the EPA convened a reconsideration proceeding that culminated in a 2019 rule proposal that would eliminate the obligation to control methane emissions under the NSPS, while maintaining the rule’s substantive emissions control requirements because they serve to control emissions of other pollutants. The ultimate fate of the Methane Rule requirements is unclear. Nevertheless, regulations promulgated under the Clean Air Act may require HOGA to incur development expenses to install and utilize specific equipment, technologies, or work practices to control GHG emissions from its operations, which could adversely affect HOGA’s operations.
In addition, from time to time the U.S. Congress has considered legislation to reduce emissions of GHGs, and many of the states have already taken legal measures to reduce GHG emissions, primarily through the implementation of state and/or regional GHG cap-and-trade programs. Most of these cap-and-trade programs work by requiring either major sources of emissions or major producers of fuels to acquire and surrender emission allowances. The number of allowances available for purchase is reduced each year in an effort to achieve the overall GHG emission reduction goal. The adoption of any legislation or regulations imposing reporting obligations on HOGA equipment and operations, limiting emissions of GHGs from HOGA equipment and operations, or requiring HOGA to acquire emission allowances or credits, could require additional costs to be incurred by HOGA or inhibit or delay operations or expansion efforts.
FCX and HOGA's interests and the interests of the Royalty Trust unitholders may not always be aligned.

FCX's interests and the interests of the Royalty Trust unitholders are not completely aligned. McMoRan has informed the Trustee that it has no plans to pursue, has relinquished, has allowed to expire or has sold all of its subject interests.

HOGA's interests and the interests of the Royalty Trust unitholders are not completely aligned. For example, in setting budgets for development and production expenditures for HOGA's properties, including the onshore Highlander subject interest, HOGA may make decisions that could adversely affect future production from the onshore Highlander subject interest.

McMoRan or HOGA may at any time transfer all or part of the subject interests and will not have control or influence over the activities related to the subject interests it does not operate.

McMoRan or HOGA may at any time transfer all or part of the subject interests. The Royalty Trust unitholders are not entitled to vote on any transfer, and the Royalty Trust will not receive any proceeds from the transfer of the subject interests. Following any such transfer, the subject interests would continue to be subject to the overriding royalty interests, but the net proceeds from the transferred subject interests would be calculated separately and paid by the transferee. Unless McMoRan or HOGA and the transferee agree otherwise, the transferee would be responsible for all of McMoRan and HOGA's obligations relating to the overriding royalty interests on the portion of the subject interests transferred, and McMoRan and HOGA would have no continuing obligation to the Royalty Trust for those subject interests.

On February 5, 2019, McMoRan completed the sale of all of its rights, title and interest in and to the onshore Highlander subject interest pursuant to a purchase and sale agreement with HOGA. The onshore Highlander subject interest was sold subject to the overriding royalty interest in future production held by the Royalty Trust. As a result of the Highlander Sale, HOGA has a 72 percent working interest and an approximate 48 percent net revenue interest in the onshore Highlander subject interest. The Royalty Trust continues to hold a 3.6 percent overriding royalty interest in the onshore Highlander subject interest. McMoRan was the operator of the onshore Highlander subject interest through May 31, 2019. HOGA qualified and was designated as the operator on June 1, 2019. McMoRan has informed the Trustee that it has no plans to pursue, has relinquished, has allowed to expire or has sold all of its subject interests.

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
At December 31, 2019, the Royalty Trust had 230,172,696 royalty trust units outstanding. In connection with the Highlander Sale on February 5, 2019, McMoRan assigned 31,143,150 royalty trust units to HOGA and retained 31,143,149 royalty trust units. FCX and HOGA each hold 13.5% of the outstanding royalty trust units. FCX or HOGA may sell royalty trust units in the public or private markets. Any such sales may have a material adverse effect on the trading price of the royalty trust units. A small number of other unitholders also hold significant percentages of the outstanding royalty trust units, and sales by such holders also may have a material adverse effect on the trading price of the royalty trust units. See Part III, Item 12. "Security Ownership of Certain Beneficial Owners and Management and Related Royalty Trust Unitholder Matters" of this Form 10-K.
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

The following table shows the high and low sales/bid prices, as applicable, per royalty trust unit as reported on the OTC Pink for the periods indicated. Quotations on the OTC Pink reflect bid and ask quotations, may reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions.

	2019		2018
	High	Low	High	Low
First Quarter	$0.03	$0.03	$0.07	$0.03
Second Quarter	0.03	0.02	0.10	0.06
Third Quarter	0.04	0.02	0.09	0.05
Fourth Quarter	$0.05	$0.02	$0.05	$0.03

As of March 3, 2020, there were 230,172,696 royalty trust units outstanding and 4,683 Royalty Trust unitholders of record.

Recent Sales of Unregistered Securities and Royalty Trust Unitholder Matters

There were no equity securities sold by the Royalty Trust during the year ended December 31, 2019. At December 31, 2019, the Royalty Trust had 230,172,696 royalty trust units outstanding. In connection with the Highlander Sale on February 5, 2019, McMoRan assigned 31,143,150 royalty trust units to HOGA and retained 31,143,149 royalty trust units. FCX and HOGA each hold 13.5% of the outstanding royalty trust units.

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

Item 7. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

You should read the following discussion in conjunction with Part II, Item 8. “Financial Statements and Supplementary Data” and Part I, Items 1. and 2. “Business and Properties” of this Form 10-K. The results of operations reported and summarized below are not necessarily indicative of future operating results. Unless otherwise specified, all references to “Notes” refer to Notes to Financial Statements located in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K. A glossary of definitions for some of the oil and gas industry terms used in this Form 10-K is provided beginning on page 49. Additionally, please refer to the section above entitled “Forward-Looking Statements" in this Form 10-K. The information below has been furnished to the Trustee by Highlander Oil & Gas Assets LLC (HOGA).

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

The Royalty Trust was created to hold a 5% gross overriding royalty interest (collectively, the overriding royalty interests) in future production from each of McMoRan's Inboard Lower Tertiary/Cretaceous exploration prospects located in the shallow waters of the Gulf of Mexico and onshore in South Louisiana that existed as of December 5, 2012, the date of the merger agreement (collectively, the subject interests). The subject interests were "carved out" of the mineral interests acquired by FCX pursuant to the merger and were not considered part of FCX's purchase consideration of MMR. McMoRan has informed the Trustee that it has no plans to pursue, has relinquished, has allowed to expire or has sold all of its subject interests.

In connection with the merger, on June 3, 2013, (1) FCX, as depositor, McMoRan Oil & Gas LLC (McMoRan), as grantor, the Trustee and the Delaware Trustee entered into the amended and restated royalty trust agreement to govern the Royalty Trust and the respective rights and obligations of FCX, the Trustee, the Delaware Trustee, and the Royalty Trust unitholders with respect to the Royalty Trust (the royalty trust agreement); and (2) McMoRan, as grantor, and the Royalty Trust, as grantee, entered into the master conveyance of overriding royalty interests (the master conveyance) pursuant to which McMoRan conveyed to the Royalty Trust the overriding royalty interests in future production from the subject interests. Other than (a) its formation, (b) its receipt of contributions and loans from FCX for administrative and other expenses as provided for in the royalty trust agreement, (c) its payment of such administrative and other expenses, (d) its repayment of loans from FCX, (e) its receipt of the conveyance of the overriding royalty interests from McMoRan pursuant to the master conveyance, (f) its receipt of royalties from McMoRan or HOGA, and (g) its cash distributions to unitholders, if any, the Royalty Trust has not conducted any activities. The Trustee has no involvement with, control over, or responsibility for, any aspect of any operations on or relating to the subject interests.

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

Currently, only the onshore Highlander subject interest has any reserves classified as proved, probable or possible and has established commercial production. The Royalty Trust has no ability to direct or influence the exploration or development of the subject interests. In addition, none of FCX, McMoRan or HOGA is under any obligation to fund or to commit any other resources to the exploration or development of the subject interests. To the extent that HOGA does not fund further exploration and development of the onshore Highlander subject interest, or if for any other reason sufficient production from the onshore Highlander subject interest is not maintained in commercial quantities, Royalty Trust unitholders will not realize any additional value from their investment in the royalty trust units.

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
North American Natural Gas and Crude Oil Market Prices

Market prices for natural gas and crude oil can fluctuate significantly. During the period from January 2010 through December 31, 2019, the NYMEX natural gas price fluctuated from a low of $1.61 per MMBtu in 2016 to a high of $6.49 per MMBtu in 2014. During 2019, the NYMEX natural gas price fluctuated from a low of $2.03 per MMBtu to a high of $3.72 per MMBtu. On December 31, 2019, the NYMEX natural gas price was $2.19 per MMBtu. Natural gas prices have declined sharply during the first quarter of 2020, and could decline further, due to current economic conditions. On March 18, 2020, the NYMEX natural gas price was $1.60 per MMBtu. Crude oil and natural gas prices are affected by numerous factors beyond either McMoRan's or HOGA's control as described further in Part I, Item 1A. "Risk Factors" of this Form 10-K.

The following graph presents the NYMEX natural gas prices from January 2009 through December 31, 2019.

OPERATIONAL ACTIVITIES

Oil and Gas Activities
For additional information regarding McMoRan’s and HOGA's current oil and gas activities in relation to the subject interests, see Part I, Items 1. and 2. “Business and Properties - The Subject Interests - Exploratory and Development Drilling” and Part I, Item 1A. “Risk Factors” of this Form 10-K.

Production
For information regarding McMoRan’s and HOGA's production, see “Results of Operations" in this section of this Form 10-K.

Acreage Position
For information regarding McMoRan’s and HOGA's acreage position, see Part I, Items 1. and 2. “Business and Properties - The Subject Interests - Acreage” of this Form 10-K.

RESULTS OF OPERATIONS

Royalty Income. The onshore Highlander subject interest began commercial production on February 25, 2015. Prior to this date there had been no commercial production of hydrocarbons from any of the subject interests. As of December 31, 2019, only the onshore Highlander subject interest had established commercial production. During the year ended December 31, 2019, the Royalty Trust received royalties of $1,386,064 from McMoRan and HOGA related to 582,484 Mcf of natural gas production attributable to the onshore Highlander subject interest with average post-production costs of $0.33 per Mcf and an average receipt price of $2.71 per Mcf. During the year ended December 31, 2018, the Royalty Trust received royalties of $1,462,796 from McMoRan related to 576,120 Mcf of natural gas production attributable to the onshore Highlander subject interest with average post-production costs of $0.31 per Mcf and an average receipt price of $2.85 per Mcf. Lower royalty income in 2019 as compared to 2018 is primarily due to lower natural gas prices during 2019, partially offset by increased production from the installation of a second pipeline from the onshore Highlander subject interest allowing for higher production volumes.

Administrative Expenses. For the years ended December 31, 2019 and 2018, the Royalty Trust paid administrative expenses of $588,987 and $630,551, respectively. Administrative expenses, which consisted primarily of audit, legal and trustee expenses incurred in connection with the administration of the Royalty Trust, were lower in 2019 as compared to 2018 primarily because of the timing of payments for professional fees.

LIQUIDITY AND CAPITAL RESOURCES

Pursuant to the royalty trust agreement, FCX has agreed to pay annual trust expenses up to $350,000, with no right of repayment or interest due, to the extent the Royalty Trust lacks sufficient funds to pay administrative expenses. No such contributions were made during the years ended December 31, 2019 or 2018. In addition to such annual contributions, FCX has agreed to lend money, on an unsecured, interest-free basis, to the Royalty Trust to fund the Royalty Trust's ordinary administrative expenses as set forth in the royalty trust agreement. All funds the Trustee borrows to cover expenses or liabilities, whether from FCX or from any other source, must be repaid before the Royalty Trust unitholders will receive any distributions. No loans or repayments were made during the years ended December 31, 2019 or 2018.

Pursuant to the royalty trust agreement, FCX also agreed to provide and maintain a $1.0 million stand-by reserve account or an equivalent letter of credit for the benefit of the Royalty Trust to enable the Trustee to draw on such reserve account or letter of credit to pay obligations of the Royalty Trust if its funds are inadequate to pay its obligations at any time. Currently, with the consent of the Trustee, FCX may reduce the reserve account or substitute a letter of credit with a different face amount for the original letter of credit or any substitute letter of credit. In connection with this arrangement, FCX has provided $1.0 million in the form of a reserve fund cash account to the Royalty Trust. As of December 31, 2019, the Royalty Trust had not drawn any funds from the reserve account, and FCX had not requested a reduction of such reserve account.

In connection with the completion of the Highlander Sale, HOGA assumed all administrative and reporting responsibilities with respect to the Royalty Trust, including those described in Article III of the royalty trust agreement.

As of December 31, 2019, only the onshore Highlander subject interest had established commercial production. Royalties are paid to the Royalty Trust on the last day of the month following the month in which production payments are received by McMoRan or HOGA in accordance with the terms of the master conveyance. In accordance with the master conveyance, the Royalty Trust received royalties from McMoRan and HOGA of $1,386,064 and $1,462,796 during the years ended December 31, 2019 and 2018, respectively, due to production from the onshore Highlander subject interest.

Royalties received by the Royalty Trust must first be used to (i) satisfy Royalty Trust administrative expenses and (ii) reduce Royalty Trust indebtedness. The Royalty Trust had no indebtedness outstanding as of December 31, 2019. Additionally, the Trustee has established a minimum cash reserve of $250,000. As a result, distributions will be made to Royalty Trust unitholders only when royalties received less administrative expenses incurred and repayment of any indebtedness exceeds the $250,000 minimum cash reserve. Distributable income totaled $806,028 and $838,155 for the years ended December 31, 2019 and 2018. On January 17, 2020, the Royalty Trust declared a cash distribution of $0.000705 per unit payable on February 13, 2020, to unitholders of record on January 30, 2020. These distributions are not necessarily indicative of future distributions. The Royalty Trust's only other sources of liquidity are mandatory annual contributions, any loans and the required standby reserve account or letter of credit from FCX. As a result, any material adverse change in FCX's, McMoRan's or HOGA's financial condition or results of operations could materially and adversely affect the Royalty Trust and the underlying royalty trust units. See Part I, Item 1A. “Risk Factors” of this Form 10-K for more information.

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

The Royalty Trust evaluates the carrying values of the overriding royalty interests in the subject interests for impairment if conditions indicate that potential uncertainty exists regarding the Royalty Trust’s ability to recover its recorded amounts related to the overriding royalty interests. Indications of potential impairment with respect to the overriding royalty interests can include, among other things, subject interest lease expirations, reductions in estimated reserve quantities or resource potential, changes in estimated future oil and gas prices, exploration costs, and/or drilling plans, and other matters that arise that could negatively impact the carrying values of the overriding royalty interests. If an impairment event occurs and it is determined that the carrying value of the Royalty Trust's overriding royalty interests in the subject interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the overriding royalty interests in the subject interests exceeds the fair value of these assets, which would be measured by discounting projected cash flows. The related impairment amounts are recorded as a reduction to the overriding royalty interests with an offsetting reduction to the Trust Corpus in the period such impairment is determined, see Note 3. No impairment charges were recorded during the years ended December 31, 2019 and 2018.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE TRUSTEE AND HOLDERS OF ROYALTY TRUST UNITS
OF GULF COAST ULTRA DEEP ROYALTY TRUST:

Opinion on the Financial Statements

We have audited the accompanying statements of assets, liabilities and trust corpus of Gulf Coast Ultra Deep Royalty Trust (the Royalty Trust) as of December 31, 2019 and 2018, the related statements of distributable income and changes in trust corpus for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the assets, liabilities and trust corpus of the Royalty Trust at December 31, 2019 and 2018, and the distributable income for each of the two years in the period ended December 31, 2019, in conformity with modified cash basis of accounting described in Note 1.

Basis of Accounting

As described in Note 1, these financial statements were prepared on a modified cash basis, which is a comprehensive basis of accounting other than generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of The Bank of New York Mellon Trust Company, N.A., as the Royalty Trust’s trustee (the Trustee). Our responsibility is to express an opinion on the Royalty Trust’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Royalty Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

New Orleans, Louisiana

March 20, 2020

GULF COAST ULTRA DEEP ROYALTY TRUST
STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	December 31,
	2019	2018
ASSETS
Operating cash	$412,249	$505,019
Reserve fund cash and short-term investments	1,047,541	1,024,846
Overriding royalty interests in subject interests, net	823,927	1,295,598
Total assets	$2,283,717	$2,825,463

LIABILITIES AND TRUST CORPUS
Reserve fund liability	$1,047,541	$1,024,846
Trust corpus (230,172,696 royalty trust units authorized, issued and outstanding as of December 31, 2019 and 2018)	1,236,176	1,800,617
Total liabilities and trust corpus	$2,283,717	$2,825,463

The accompanying notes are an integral part of these financial statements.

GULF COAST ULTRA DEEP ROYALTY TRUST
STATEMENTS OF DISTRIBUTABLE INCOME

	Years Ended December 31,
	2019	2018

Royalty income	$1,386,064	$1,462,796
Interest income and other	8,951	5,910
Administrative expenses	(588,987)	(630,551)
Income in excess of administrative expenses	$806,028	$838,155

Distributable income	$806,028	$838,155

Distributable income per royalty trust unit	$0.003502	$0.003641
Royalty trust units outstanding at end of year	230,172,696	230,172,696

The accompanying notes are an integral part of these financial statements.

GULF COAST ULTRA DEEP ROYALTY TRUST
STATEMENTS OF CHANGES IN TRUST CORPUS

	Years Ended December 31,
	2019	2018

Trust corpus, beginning of period	$1,800,617	$2,452,379
Amortization of overriding royalty interests in subject interests	(471,671)	(699,450)
Income in excess of administrative expenses	806,028	838,155
Distributions paid	(898,798)	(790,467)
Trust corpus, end of period	$1,236,176	$1,800,617

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

The Royalty Trust evaluates the carrying values of the overriding royalty interests in the subject interests for impairment if conditions indicate that potential uncertainty exists regarding the Royalty Trust’s ability to recover its recorded amounts related to the overriding royalty interests. Indications of potential impairment with respect to the overriding royalty interests can include, among other things, subject interest lease expirations, reductions in estimated reserve quantities or resource potential, changes in estimated future oil and natural gas prices, exploration costs, and/or drilling plans, and other matters that arise that could negatively impact the carrying values of the overriding royalty interests. If an impairment event occurs and it is determined that the carrying value of the Royalty Trust's overriding royalty interests in the subject interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the overriding royalty interests in the subject interests exceeds the fair value of these assets, which would be measured by discounting projected cash flows. The related impairment amounts are recorded as a reduction to the overriding royalty interest with an offsetting reduction to the Trust Corpus in the period such impairment is determined. Impairment of the carrying values of the overriding royalty interests in the subject interests involves a significant amount of judgment and may be subject to changes over time based on drilling plans and results, geophysical evaluations, the assignment of proved natural gas reserves, availability of capital and other factors. Fair value accounting guidance includes a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 inputs) and the lowest priority to unobservable inputs (Level 3). When indicators of impairment are present and it is determined that the carrying value of the Royalty Trust's overriding royalty interests in the subject interests exceeds the estimated undiscounted cash flows of the subject interest, fair value estimates utilized in the impairment assessment are determined based on inputs not observable in the market and thus represent Level 3 measurements. No impairment charges were recorded during the years ended December 31, 2019, and December 31, 2018.

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

In connection with the merger, on June 3, 2013, (1) FCX, as depositor, McMoRan, as grantor, the Trustee and the Delaware Trustee entered into the amended and restated royalty trust agreement to govern the Royalty Trust and the respective rights and obligations of FCX, the Trustee, the Delaware Trustee, and the Royalty Trust unitholders with respect to the Royalty Trust (the royalty trust agreement); and (2) McMoRan, as grantor, and the Royalty Trust, as grantee, entered into the master conveyance of overriding royalty interests (the master conveyance) pursuant to which McMoRan conveyed to the Royalty Trust the overriding royalty interests in future production from the subject interests. Other than (a) its formation, (b) its receipt of contributions and loans from FCX for administrative and other expenses as provided for in the royalty trust agreement, (c) its payment of such administrative and other expenses, (d) its repayment of loans from FCX, (e) its receipt of the conveyance of the overriding royalty interests from McMoRan pursuant to the master conveyance, (f) its receipt of royalties from McMoRan or HOGA, and (g) its cash dividends to unitholders, if any, the Royalty Trust has not conducted any activities.

On February 5, 2019, McMoRan completed the sale of all of its rights, title and interest in and to the onshore Highlander subject interest pursuant to a purchase and sale agreement with Highlander Oil & Gas Assets LLC (HOGA) (the Highlander Sale). The onshore Highlander subject interest was sold subject to the overriding royalty interest in future production held by the Royalty Trust. As a result of the Highlander Sale, HOGA has a 72 percent working interest and an approximate 48 percent net revenue interest in the onshore Highlander subject interest. The Royalty Trust continues to hold a 3.6 percent overriding royalty interest in the onshore Highlander subject interest. McMoRan was the operator of the onshore Highlander subject interest through May 31, 2019. HOGA qualified and was designated as the operator on June 1, 2019. McMoRan has informed the Trustee that it has no plans to pursue, has relinquished, has allowed to expire or has sold all of its subject interests.

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

The subject interests originally consisted of 20 specified Inboard Lower Tertiary/Cretaceous prospects (with target depths generally greater than 18,000 feet total vertical depth) located in the shallow waters of the Gulf of Mexico and onshore in South Louisiana. As of December 31, 2019, only the onshore Highlander subject interest had any reserves classified as proved, probable or possible and had established commercial production.

The onshore Highlander subject interest began commercial production on February 25, 2015. Prior to this date there had been no commercial production of hydrocarbons from any of the subject interests. An amortization charge related to production volumes associated with the onshore Highlander subject interest reduced the carrying value of the overriding royalty interests in the subject interests by $471,671 and $699,450 for the years ended December 31, 2019 and 2018, respectively. Accumulated amortization was $5,932,773 and $5,461,102 for the years ended December 31, 2019 and 2018, respectively.

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

Royalty Trust unitholders should consult their own tax advisors regarding the treatment of the income, gain, loss or deduction derived by the unitholder for the Royalty Trust.

5. RELATED PARTY TRANSACTIONS

Royalties. As of December 31, 2019, only the onshore Highlander subject interest had established commercial production. In accordance with the master conveyance, the Royalty Trust received royalties from McMoRan and HOGA of $1,386,064 and $1,462,796 during the years ended December 31, 2019 and 2018, respectively, resulting from production from the onshore Highlander subject interest. Royalties received by the Royalty Trust must first be used to (i) satisfy Royalty Trust administrative expenses and (ii) reduce Royalty Trust indebtedness. The Royalty Trust had no indebtedness outstanding as of December 31, 2019. Additionally, the Trustee has established a minimum cash reserve of $250,000. As a result, distributions are made to Royalty Trust unitholders only when royalties received less administrative expenses incurred and repayment of any indebtedness exceeds the $250,000 minimum cash reserve. See Note 6.

Funding of Administrative Expenses. Pursuant to the royalty trust agreement, FCX has agreed to pay annual trust expenses up to $350,000, with no right of repayment or interest due, to the extent the Royalty Trust lacks sufficient funds to pay administrative expenses. No such contributions were made during the years ended December 31, 2019, and 2018. In addition to such annual contributions, FCX has agreed to lend money, on an unsecured, interest-free basis, to the Royalty Trust to fund the Royalty Trust's ordinary administrative expenses as set forth in the royalty trust agreement. All funds the Trustee borrows to cover expenses or liabilities, whether from FCX or from any other source, must be repaid before the Royalty Trust unitholders will receive any distributions. No loans or repayments were made during the years ended December 31, 2019, and 2018.

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

Compensation of the Trustee. The Trustee’s annual compensation is $200,000. Additionally, the Trustee receives reimbursement for its reasonable out-of-pocket expenses incurred in connection with the administration of the Royalty Trust. The Trustee’s compensation is paid out of the Royalty Trust's assets. The Trustee has a lien on the Royalty Trust’s assets to secure payment of its compensation and any indemnification expenses and other amounts to which it is entitled under the royalty trust agreement.

Royalty Trust Units Held by FCX and HOGA. At December 31, 2019, the Royalty Trust had 230,172,696 royalty trust units outstanding. In connection with the Highlander Sale on February 5, 2019, McMoRan assigned 31,143,150 royalty trust units to HOGA and retained 31,143,149 royalty trust units. FCX and HOGA each hold 13.5% of the outstanding royalty trust units.

6. DISTRIBUTIONS

Distributable income totaled $806,028 and $838,155 for the years ended December 31, 2019 and 2018, respectively. A summary of quarterly per unit distributions for the years ended December 31, 2019 and 2018 is set forth in the table below.

	2019			2018
Three-month period ended:	Per Unit Amount	Record Date	Payment Date	Per Unit Amount	Record Date	Payment Date
March 31,	$0.001139	4/30/2019	5/14/2019	$0.001138	4/30/2018	5/14/2018
June 30,	$0.001058	7/30/2019	8/13/2019	$0.000558	7/30/2018	8/13/2018
September 30,	$0.000600	10/30/2019	11/13/2019	$0.000837	10/30/2018	11/14/2018
December 31,	$0.000705	1/30/2020	2/13/2020	$0.001108	1/30/2019	2/13/2019

On January 17, 2020, the Royalty Trust declared a cash distribution of $0.000705 per unit payable on February 13, 2020, to unitholders of record on January 30, 2020. These distributions are not necessarily indicative of future distributions.

Natural gas sales volumes (in thousands of cubic feet, or Mcf), average sales price (per Mcf) and net cash proceeds available for distribution for the years ended December 31, 2019 and 2018, are set forth in the table below.

	2019	2018
Natural gas sales volumes (Mcf) (a)	582,484	576,119
Natural gas average sales price (per Mcf)	2.71	2.85
Gross proceeds	1,575,696	1,643,878
Post-production costs and specified taxes	(189,632)	(181,082)
Royalty income	1,386,064	1,462,796
Interest and dividend income	8,951	5,910
Administrative expenses	(588,987)	(630,551)
Income in excess of administrative expenses	806,028	838,155
Net cash proceeds available for distribution	$806,028	$838,155

(a)	Attributable to the onshore Highlander subject interest, which is the only subject interest with commercial production.

7. CONTINGENCIES

Litigation. There are currently no pending legal proceedings to which the Royalty Trust is a party.

8. SUBSEQUENT EVENTS

On January 17, 2020, the Royalty Trust declared a cash distribution of $0.000705 per unit payable on February 13, 2020, to unitholders of record on January 30, 2020.

The Royalty Trust evaluated all other events subsequent to December 31, 2019, and through the date the Royalty Trust’s financial statements were issued, and determined that all events or transactions occurring during this period requiring recognition or disclosure were appropriately addressed in these financial statements.

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

Decreases in the prices of natural gas could have an adverse effect on the carrying value of the proved reserves, reserve volumes and revenues, profitability and cash flows. The Royalty Trust's reference price for reserve determination is the Henry Hub spot price for natural gas.

	Natural Gas (MMcf)(a)
	2019	2018

Proved reserves:
Balance at beginning of year	1,376	1,528
Revisions of previous estimates(b)	1,146	424
Extensions and discoveries	—	—
Acquisition of reserves in-place	—	—
Sale of reserves in-place	—	—
Purchase of reserves in-place	—	—
Production	(582)	(576)
Balance at end of year	1,940	1,376

Proved developed reserves at end of year	1,940	1,376
Proved undeveloped reserves at end of year	—	—

(a)	MMcf = millions of cubic feet.

(b)	For the years ended December 31, 2019 and 2018, positive revisions associated with the onshore Highlander subject interest were primarily due to positive well performance for the Highlander well.

Standardized Measure. The Standardized Measure (discounted at 10%) from production of proved natural gas reserves has been developed as of December 31, 2019 and 2018, in accordance with SEC guidelines. HOGA estimated the quantity of proved natural gas reserves associated with the overriding royalty interests in the subject interests as well as the future periods in which they are expected to be produced based on year-end economic conditions. Estimates of future net revenues from the Royalty Trust's proved natural gas properties and the present value thereof were made using the twelve-month average of the first-day-of-the-month historical reference prices as adjusted for location and quality differentials, which are held constant throughout the life of the properties, except where such guidelines permit alternate treatment, including the use of fixed and determinable contractual price escalations. Future gross revenues were reduced by estimated specified post-production costs and taxes in accordance with the trust agreement. Future income taxes are not presented given the Royalty Trust's status as a non-taxable "pass through" entity. See Note 4.

The average realized sales price used in the Royalty Trust's reserve report, was $2.55 per Mcf of natural gas as of December 31, 2019 and $2.98 per Mcf of natural gas as of December 31, 2018.

The Standardized Measure related to proved reserves as of December 31 is presented below:

	2019	2018

Future cash inflows	$4,944,400	$4,099,000
Future costs applicable to future cash flows:
Production costs (primarily production and ad valorem taxes)	(905,800)	(567,900)
Development and abandonment costs	—	—
Future income taxes (a)	—	—
Future net cash flows	4,038,600	3,531,100
Discount for estimated timing of net cash flows (10% discount rate) (b)	(794,100)	(398,800)
Standardized measure	$3,244,500	$3,132,300

(a)	No taxes are presented given the Royalty Trust's status as a non-taxable "pass-through" entity. See Note 4.

(b)	Amounts reflect application of the required 10% discount rate to the estimated future net cash flows associated with production of estimated proved reserves.

A summary of the principal sources of changes in the Standardized Measure for the years ended December 31 is presented below:

	2019	2018
Balance at beginning of year	$3,132,300	$3,263,600
Changes during the year
Sales, net of production expense	(1,386,064)	(1,462,795)
Net changes in sales and transfer prices, net of production expenses	(507,604)	171,511
Extensions, discoveries and improved recoveries	—	—
Changes in estimated future development costs	—	—
Previously estimated development costs incurred during the year	—	—
Sales of reserves in-place	—	—
Revisions of quantity estimates	2,117,260	953,406
Changes due to timing and other	(424,622)	(119,782)
Accretion of discount	313,230	326,360
Net change in income taxes	—	—
Total changes	112,200	(131,300)
Balance at end of year	$3,244,500	$3,132,300

10. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Royalty Income	Income in Excess of Administrative Expenses	Distributable Income (a)	Distributable Income Per Unit (a)

2019
1st Quarter	$488,482	$262,187	$262,187	$0.001139
2nd Quarter	339,798	243,530	243,530	0.001058
3rd Quarter	277,768	138,062	138,062	0.000600
4th Quarter	280,016	162,249	162,249	0.000705
	$1,386,064	$806,028	$806,028	$0.003502

2018
1st Quarter	$369,255	$262,027	$262,027	$0.001138
2nd Quarter	310,938	128,544	128,544	0.000558
3rd Quarter	385,988	192,565	192,565	0.000837
4th Quarter	396,615	255,019	255,019	0.001108
	$1,462,796	$838,155	$838,155	$0.003641

(a)	These distributions are not necessarily indicative of future distributions.

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

Due to the nature of the Royalty Trust as a passive entity and in light of the contractual arrangements pursuant to which the Royalty Trust was created, including the provisions of (i) the amended and restated royalty trust agreement and (ii) the master conveyance, the Royalty Trust's disclosure controls and procedures necessarily rely on (A) information provided by FCX or HOGA, including information relating to results of operations, the costs and revenues attributable to the subject interests and other operating and historical data, plans for future operating and capital expenditures, reserve information, information relating to projected production, and other information relating to the status and results of operations of the subject interests and the overriding royalty interests, and (B) conclusions and reports regarding reserves by the Royalty Trust's independent reserve engineers.

Internal Control Over Financial Reporting

(a) Trustee’s Annual Report on Internal Control over Financial Reporting. The Bank of New York Mellon Trust Company, N.A., as Trustee of the Royalty Trust, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act. The Trustee conducted an evaluation of the effectiveness of the Royalty Trust’s internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the “COSO criteria”). Based on the Trustee’s evaluation under the COSO criteria, the Trustee concluded that the Royalty Trust’s internal control over financial reporting was effective as of December 31, 2019.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

(b) Changes in Internal Control over Financial Reporting. During the quarter ended December 31, 2019, there has been no change in the Royalty Trust's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Royalty Trust's internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of FCX or HOGA.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Royalty Trust Unitholder Matters

Security Ownership of Certain Beneficial Owners

Based on filings with the SEC and any information that FCX has provided to the Trustee, the table below shows the beneficial owners of more than 5% of the outstanding royalty trust units. Unless otherwise indicated, all information is presented as of December 31, 2019, and all royalty trust units beneficially owned are held with sole voting and investment power.

Name and Address of Beneficial Owner	Total Number of Royalty Trust Units Beneficially Owned		Percent of Outstanding Royalty Trust Units(a)

Neil S. Subin
3300 South Dixie Highway
Suite 1-365
West Palm Beach, FL 33405	45,228,326	(b)	19.6%

Highlander Oil & Gas Assets LLC
9 Greenway Plaza, Suite 1400
Houston, TX 77046	31,143,150	(c)	13.5%

Freeport-McMoRan Inc.
McMoRan Oil & Gas LLC
333 North Central Avenue
Phoenix, AZ 85004	31,143,149	(d)	13.5%

Leon G. Cooperman
11431 W. Palmetto Park Road
Boca Raton, FL 33428	21,651,695	(e)	9.4%

Akanthos Capital Management, LLC
21700 Oxnard Street, Suite 1730
Woodland Hills, CA 91367	16,135,696	(f)	7.0%

(a)	Based on 230,172,696 royalty trust units outstanding as of December 31, 2019.

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

(d)	Based on an amended Schedule 13G/A filed with the SEC on February 12, 2020 by FCX and McMoRan.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Other than (a) its formation, (b) its receipt of contributions and loans from FCX for administrative and other expenses as provided for in the royalty trust agreement, (c) its payment of such administrative and other expenses, (d) its repayment of loans from FCX, (e) its receipt of the conveyance of the overriding royalty interests from McMoRan and HOGA pursuant to the master conveyance, (f) its receipt of royalties from McMoRan and HOGA, and (g) its cash distributions to unitholders, if any, the Royalty Trust has not conducted any activities.

Funding of Administrative Expenses. Pursuant to the royalty trust agreement, FCX has agreed to pay annual trust expenses up to $350,000, with no right of repayment or interest due, to the extent the Royalty Trust lacks sufficient funds to pay administrative expenses. No such contributions were made during the years ended December 31, 2019 and 2018. In addition to such annual contributions, FCX has agreed to lend money, on an unsecured, interest-free basis, to the Royalty Trust to fund the Royalty Trust's ordinary administrative expenses as set forth in the royalty trust agreement. All funds the Trustee borrows to cover expenses or liabilities, whether from FCX or from any other source, must be repaid before the Royalty Trust unitholders will receive any distributions. No loans or repayments were made during the years ended December 31, 2019 and 2018.

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

Compensation of the Trustee. The Trustee’s annual compensation is $200,000. Additionally, the Trustee receives reimbursement for its reasonable out-of-pocket expenses incurred in connection with the administration of the Royalty Trust. In the event of litigation involving the Royalty Trust, audits or inspection of the records of the Royalty Trust pertaining to the transactions affecting the Royalty Trust or any other unusual or extraordinary services rendered in connection with the administration of the Royalty Trust, the Trustee would be entitled to receive additional reasonable compensation for the services rendered, including the payment of the Trustee’s standard rates for all time spent by personnel of the Trustee on such matters. The Trustee’s compensation is paid out of the Royalty Trust's assets. The Trustee has a lien on the Royalty Trust’s assets to secure payment of its compensation and any indemnification expenses and other amounts to which it is entitled under the royalty trust agreement.

Royalty Trust Units Held by FCX and HOGA. At December 31, 2019, the Royalty Trust had 230,172,696 royalty trust units outstanding. In connection with the Highlander sale on February 5, 2019, FCX, through its indirect wholly owned subsidiary McMoRan, assigned 31,143,150 royalty trust units to HOGA and retained 31,143,149 royalty trust units. FCX and HOGA each hold 13.5% of the outstanding royalty trust units.

The Royalty Trust has no directors.

Item 14. Principal Accounting Fees and Services
Fees and Related Disclosures for Accounting Services
The following table discloses the fees for professional services billed to the Royalty Trust by Ernst & Young LLP in each of the last two fiscal years:

	2019	2018
Audit Fees	$170,000	$170,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

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

(a)(3)	Exhibits.

Filed or
Furnished
Exhibit		with this	Incorporated by Reference
Number	Exhibit Title	Form 10-K	Form	File No.	Date Filed
3.1	Composite Certificate of Trust of Gulf Coast Ultra Deep Royalty Trust		10-Q	333-185742	August 14, 2013
4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	X
10.1	Master Conveyance of Overriding Royalty Interest by and between McMoRan Oil & Gas LLC and Gulf Coast Ultra Deep Royalty Trust, dated as of June 3, 2013		8-K	333-185742	June 4, 2013
10.2	Amended and Restated Royalty Trust Agreement of Gulf Coast Ultra Deep Royalty Trust, dated as of June 3, 2013		8-K	333-185742	June 4, 2013
23	Consent of Netherland, Sewell & Associates, Inc.	X
31	Certification pursuant to Rule 13a-14(a)/15d-14(a)	X
32	Certification pursuant to 18 U.S.C. Section 1350	X
99	Report of Netherland, Sewell & Associates, Inc.	X

Item 16. Form 10-K Summary

Not applicable.

GLOSSARY

In this report the following terms have the meanings specified below.

British thermal unit or Btu. The amount of heat required to raise the temperature of one pound of water by one degree Fahrenheit.

Gross acre. An acre in which McMoRan or HOGA owns a working interest.

MMBtu. Million British thermal units

MMcf. Million cubic feet of natural gas.

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

Date: March 20, 2020

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