Form 10-Q
period 2020-03-31
Gulf Coast Ultra Deep Royalty Trust
filed 2020-05-08
CIK 1565146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
☐ Yes ☑ No

On May 4, 2020, there were outstanding 230,172,696 royalty trust units representing beneficial interests in the registrant.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

GULF COAST ULTRA DEEP ROYALTY TRUST
STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	March 31,	December 31,
	2020	2019
ASSETS	(unaudited)	(audited)
Operating cash	$326,819	$412,249
Reserve fund cash	1,054,019	1,047,541
Overriding royalty interests in subject interests, net	765,821	823,927
Total assets	$2,146,659	$2,283,717

LIABILITIES AND TRUST CORPUS
Reserve fund liability	$1,054,019	$1,047,541
Trust corpus (230,172,696 royalty trust units authorized, issued and
outstanding as of March 31, 2020 and December 31, 2019)	1,092,640	1,236,176
Total liabilities and trust corpus	$2,146,659	$2,283,717

The accompanying notes are an integral part of these financial statements.

GULF COAST ULTRA DEEP ROYALTY TRUST
STATEMENTS OF DISTRIBUTABLE INCOME (Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Royalty income	$256,417	$488,482
Interest income and other	1,493	2,324
Administrative expenses	(181,091)	(228,619)
Income in excess of administrative expenses (Note 4)	$76,819	$262,187
Distributable income (Note 4)	$76,819	$262,187
Distributable income per royalty trust unit	$0.000334	$0.001139
Royalty trust units outstanding at end of period	230,172,696	230,172,696

The accompanying notes are an integral part of these financial statements.

GULF COAST ULTRA DEEP ROYALTY TRUST
STATEMENTS OF CHANGES IN TRUST CORPUS (Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Trust corpus, beginning of period	$1,236,176	$1,800,617
Amortization of overriding royalty interests in subject interests	(58,106)	(139,047)
Income in excess of administrative expenses	76,819	262,187
Distributions paid	(162,249)	(255,019)
Trust corpus, end of period	$1,092,640	$1,668,738

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

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all required information and disclosures. Therefore, this information should be read in conjunction with the Royalty Trust’s financial statements and notes contained in its annual report on Form 10-K for the year ended December 31, 2019. The information furnished herein reflects all adjustments that are, in the opinion of The Bank of New York Mellon Trust Company, N.A. (the Trustee), necessary for a fair statement of the results for the interim periods reported. All such adjustments are, in the opinion of the Trustee, of a normal recurring nature. Operating results for the three-month period ended March 31, 2020, are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

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

2. OVERRIDING ROYALTY INTERESTS
No impairment charges were recorded during the three-month periods ended March 31, 2020 or 2019.

The onshore Highlander subject interest is the only producing subject interest in which the Royalty Trust holds an overriding royalty interest, and began commercial production on February 25, 2015. Prior to this date there had been no commercial production of hydrocarbons from any of the subject interests. Amortization charges related to production volumes associated with the onshore Highlander subject interest reduced the carrying value of the overriding royalty interests by $58,106 and $139,047 during the three-month periods ended March 31, 2020 and 2019, respectively. Accumulated amortization was $5,990,879 and $5,932,773 at March 31, 2020, and December 31, 2019, respectively.

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

3. RELATED PARTY TRANSACTIONS
Royalty Income. In accordance with the terms of the master conveyance, royalties are paid to the Royalty Trust on the last day of the month following the month in which production payments are received by HOGA. As of March 31, 2020, only the onshore Highlander subject interest had established commercial production. The Royalty Trust received royalties of $256,417 and $488,482 during the three-month periods ended March 31, 2020 and 2019, respectively, relating to production from the onshore Highlander subject interest. Royalties received by the Royalty Trust must first be used to (i) satisfy Royalty Trust administrative expenses and (ii) reduce Royalty Trust indebtedness. The Royalty Trust had no indebtedness outstanding as of March 31, 2020. Additionally, the Trustee has established a minimum cash reserve of $250,000. As a result, distributions will be made to Royalty Trust unitholders only when royalties received less administrative expenses incurred and repayment of any indebtedness exceeds the $250,000 minimum cash reserve. For additional information regarding distributions to Royalty Trust unitholders, see Note 4.

Funding of Administrative Expenses. Pursuant to the royalty trust agreement, Freeport-McMoRan Inc. (FCX) has agreed to pay annual trust expenses up to a maximum amount of $350,000, with no right of repayment or interest due, to the extent the Royalty Trust lacks sufficient funds to pay administrative expenses. No such contributions were made during the three-month periods ended March 31, 2020 or 2019. In addition to such annual contributions, FCX has agreed to lend money, on an unsecured, interest-free basis, to the Royalty Trust to fund the Royalty Trust's ordinary administrative expenses as set forth in the royalty trust agreement. No loans were outstanding at March 31, 2020 or December 31, 2019.

Pursuant to the royalty trust agreement, FCX agreed to provide and maintain a $1.0 million stand-by reserve account or an equivalent letter of credit for the benefit of the Royalty Trust to enable the Trustee to draw on such reserve account or letter of credit to pay obligations of the Royalty Trust if its funds are inadequate to pay its obligations at any time. Currently, with the consent of the Trustee, FCX may reduce the reserve account or substitute a letter of credit with a different face amount for the original letter of credit or any substitute letter of credit. In connection with this arrangement, FCX provided $1.0 million to the Royalty Trust. The $1.0 million, plus interest collected thereon, is reflected as reserve fund cash, with a corresponding reserve fund liability in the accompanying Statements of Assets, Liabilities and Trust Corpus. As of March 31, 2020, the Royalty Trust had not drawn any funds from the reserve account, and FCX had not requested a reduction of such reserve account.

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

Royalty Trust Units Held by FCX and HOGA. At March 31, 2020, the Royalty Trust had 230,172,696 royalty trust units outstanding. In connection with the Highlander Sale on February 5, 2019, FCX, through its indirect wholly owned subsidiary McMoRan, assigned 31,143,150 of its royalty trust units to HOGA and retained 31,143,149 royalty trust units. FCX and HOGA each hold 13.5% of the outstanding royalty trust units.

4. DISTRIBUTIONS
Natural gas sales volumes (measured in thousands of cubic feet, or "Mcf"), average sales price and net cash proceeds available for distribution for the three-month periods ended March 31, 2020 and 2019, are set forth in the table below.

	Three Months Ended
	March 31,
	2020	2019
Natural gas sales volumes (Mcf) (a)	138,347	147,923
Natural gas average sales price (per Mcf)	$2.19	$3.62
Gross proceeds	303,239	536,114
Post-production costs and specified taxes	(46,822)	(47,632)
Royalty income	256,417	488,482
Interest and dividend income	1,493	2,324
Administrative expenses	(181,091)	(228,619)
Income in excess of administrative expenses	76,819	262,187
Net cash proceeds available for distribution	$76,819	$262,187

(a)	Attributable to the onshore Highlander subject interest, which is the only subject interest with commercial production.

A summary of quarterly per unit distributions for the three-month periods ended March 31, 2020 and 2019 is set forth in the table below.

	2020			2019
Three-month period ended:	Per Unit Amount	Record Date	Payment Date	Per Unit Amount	Record Date	Payment Date
March 31,	$0.000334	4/30/2020	5/14/2020	$0.001139	4/30/2019	5/14/2019

The Royalty Trust paid $162,249 and $255,019 during the three-month periods ended March 31, 2020 and 2019, respectively. These distributions are not necessarily indicative of future distributions.

5. CONTINGENCIES AND OTHER COMMITMENTS
Litigation. There are currently no pending legal proceedings to which the Royalty Trust is a party.

6. SUBSEQUENT EVENTS
On April 16, 2020, the Royalty Trust declared a cash distribution of $0.000334 per unit payable on May 14, 2020, to Royalty Trust unitholders of record on April 30, 2020. For additional information, see Note 4.

The Royalty Trust evaluated all other events subsequent to March 31, 2020, and through the date the Royalty Trust’s financial statements were issued, and determined that all events or transactions occurring during this period requiring recognition or disclosure were appropriately addressed in these financial statements.

Item 2.     Trustee's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

You should read the following discussion in conjunction with the financial statements of Gulf Coast Ultra Deep Royalty Trust (the Royalty Trust) and the related Trustee’s Discussion and Analysis of Financial Condition and Results of Operations and the discussion of its Business and Properties in the Royalty Trust's Annual Report on Form 10-K for the year ended December 31, 2019 (2019 Form 10-K), filed with the United States (U.S.) Securities and Exchange Commission (SEC). The results of operations reported and summarized below are not necessarily indicative of future operating results. Unless otherwise specified, all references to "Notes" refer to the Notes to Financial Statements located in Part I, Item I. "Financial Statements" of this Form 10-Q. Also see the 2019 Form 10-K for a glossary of definitions for some of the oil and gas industry terms used in this Form 10-Q. Additionally, please refer to the section entitled "Cautionary Statement" on page 11 of this Form 10-Q. The information below has been furnished to the Trustee by Highlander Oil & Gas Assets LLC (HOGA).

COVID-19 Pandemic and Market Conditions Update

In March 2020, the World Health Organization designated the outbreak of the novel coronavirus known as COVID-19 as a pandemic. Governments have tried to slow the spread of the virus by imposing social distancing guidelines, travel restrictions and stay-at-home orders, which have caused a significant decrease in activity in the global economy and the demand for oil and natural gas. Also in March 2020, the Organization of Petroleum Exporting Countries and other oil producing nations (“OPEC+”) were unable to reach an agreement on production levels for crude oil, at which point Saudi Arabia and Russia initiated efforts to aggressively increase production. The convergence of these events created the unprecedented dual impact of a global oil and natural gas demand decline coupled with the risk of a substantial increase in supply. While OPEC+ agreed in April 2020 to cut production, these cuts and other reduced capital expenditures by non-OPEC members have not offset the significant decrease in demand related to the COVID-19 pandemic. As a result, the prices of oil and natural gas have remained extremely depressed, and available storage for oil and transportation capacity for production of oil and natural gas is increasingly limited and may be completely unavailable in the near future. The imbalance between the supply of and demand for oil and natural gas, lack of available storage, as well as the uncertainty around the extent and timing of an economic recovery, have caused extreme market volatility and a substantial adverse effect on commodity prices.

Business Overview

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

In connection with the merger, on June 3, 2013, (1) FCX, as depositor, McMoRan, as grantor, the Trustee and the Delaware Trustee entered into the amended and restated royalty trust agreement to govern the Royalty Trust and the respective rights and obligations of FCX, the Trustee, the Delaware Trustee, and the Royalty Trust unitholders with respect to the Royalty Trust (the royalty trust agreement); and (2) McMoRan, as grantor, and the Royalty Trust, as grantee, entered into the master conveyance of overriding royalty interests (the master conveyance) pursuant to which McMoRan conveyed to the Royalty Trust the overriding royalty interests in future production from the subject interests. Other than (a) its formation, (b) its receipt of contributions and loans from FCX for administrative and other expenses as provided for in the royalty trust agreement, (c) its payment of such administrative and other expenses, (d) its repayment of loans from FCX, (e) its receipt of the conveyance of the overriding royalty interests from McMoRan pursuant to the master conveyance, (f) its receipt of royalties from McMoRan and HOGA, and (g) its cash distributions to Royalty Trust unitholders, the Royalty Trust has not conducted any activities. The Trustee has no involvement with, control over, or responsibility for, any aspect of any operations on or relating to the subject interests.

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

As of March 31, 2020, only the onshore Highlander subject interest had any reserves classified as proved, probable or possible and had established commercial production. On February 5, 2019, McMoRan completed the sale of all of its rights, title and interest in and to the onshore Highlander subject interest pursuant to a purchase and sale agreement with HOGA (the Highlander Sale). The onshore Highlander subject interest was sold subject to the overriding royalty interest in future production held by the Royalty Trust. As a result of the Highlander Sale, HOGA has a 72 percent working interest and an approximate 48 percent net revenue interest in the onshore Highlander subject interest. The Royalty Trust continues to hold a 3.6 percent overriding royalty interest in the onshore Highlander subject interest. McMoRan was the operator of the onshore Highlander subject interest through May 31, 2019. HOGA qualified and was designated as the operator on June 1, 2019. McMoRan has informed the Trustee that it has no plans to pursue, has relinquished, has allowed to expire or has sold all of its subject interests.

In connection with the Highlander Sale, McMoRan sold its interests in substantially all of its oil and gas leases associated with the subject interests to HOGA. At March 31, 2020, HOGA owned interests in approximately 131 gas leases onshore in South Louisiana, covering approximately 9,000 gross acres (6,476 acres net to HOGA's interest) associated with the onshore Highlander subject interest. McMoRan has informed the Trustee that it has no plans to pursue, has relinquished, has allowed to expire or has sold all of its subject interests. Whether or not HOGA maintains the acreage associated with the onshore Highlander subject interest is determined by HOGA's current and future plans, over which the Royalty Trust has no control.

LIQUIDITY AND CAPITAL RESOURCES

Pursuant to the royalty trust agreement, FCX has agreed to pay annual trust expenses up to a maximum amount of $350,000, with no right of repayment or interest due, to the extent the Royalty Trust lacks sufficient funds to pay administrative expenses. No such contributions by FCX were made during the three-month periods ended March 31, 2020 or 2019. In addition to such annual contributions, FCX has agreed to lend money, on an unsecured, interest-free basis, to the Royalty Trust to fund the Royalty Trust's ordinary administrative expenses as set forth in the royalty trust agreement. No loans were outstanding as of March 31, 2020, or December 31, 2019. All funds the Trustee borrows to cover expenses or liabilities, whether from FCX or from any other source, must be repaid before the Royalty Trust unitholders receive any distributions.

Pursuant to the royalty trust agreement, FCX agreed to provide and maintain a $1.0 million stand-by reserve account or an equivalent letter of credit for the benefit of the Royalty Trust to enable the Trustee to draw on such reserve account or letter of credit to pay obligations of the Royalty Trust if its funds are inadequate to pay its obligations at any time. Currently, with the consent of the Trustee, FCX may reduce the reserve account or substitute a letter of credit with a different face amount for the original letter of credit or any substitute letter of credit. In connection with this arrangement, FCX provided $1.0 million to the Royalty Trust. The $1.0 million, plus interest collected thereon, is held in reserve fund cash. As of March 31, 2020, the Royalty Trust had not drawn any funds from the reserve account, and FCX had not requested a reduction of such reserve account.

In connection with the completion of the Highlander Sale, HOGA assumed all administrative and reporting responsibilities with respect to the Royalty Trust, including those described in Article III of the royalty trust agreement.

In accordance with the terms of the master conveyance, royalties are paid to the Royalty Trust on the last day of the month following the month in which production payments are received by HOGA. As of March 31, 2020, only the onshore Highlander subject interest had established commercial production. The Royalty Trust received royalties of $256,417 and $488,482 during the three-month periods ended March 31, 2020 and 2019, respectively, relating to production from the onshore Highlander subject interest.

Royalties received by the Royalty Trust must first be used to (i) satisfy Royalty Trust administrative expenses and (ii) reduce Royalty Trust indebtedness. The Royalty Trust had no indebtedness outstanding as of March 31, 2020. Additionally, the Trustee has established a minimum cash reserve of $250,000. As a result, distributions will be made to Royalty Trust unitholders only when royalties received less administrative expenses incurred and repayment of any indebtedness exceeds the $250,000 minimum cash reserve. Distributable income totaled $76,819 and $262,187 during the three-month periods ended March 31, 2020 and 2019, respectively. On April 16, 2020, the Royalty Trust declared a cash distribution of $0.000334 per unit payable on May 14, 2020, to Royalty Trust unitholders of record on April 30, 2020. These distributions are not necessarily indicative of future distributions. The Royalty Trust's only other sources of liquidity are mandatory annual contributions, any loans and the required standby reserve account or letter of credit from FCX. As a result, any material adverse change in FCX's, McMoRan's or HOGA's financial condition or results of operations could materially and adversely affect the Royalty Trust and the underlying royalty trust units.

OFF-BALANCE SHEET ARRANGEMENTS

The Royalty Trust has no off-balance sheet arrangements. The Royalty Trust has not guaranteed the debt of any other party, nor does the Royalty Trust have any other arrangements or relationships with other entities that could potentially result in unconsolidated debt, losses or contingent obligations.

RESULTS OF OPERATIONS

Royalty Income. As of March 31, 2020, only the onshore Highlander subject interest had established commercial production. In accordance with the terms of the master conveyance, during the three-month period ended March 31, 2020, the Royalty Trust received royalties of $256,417 related to 138,347 thousand cubic feet ("Mcf") of natural gas production attributable to the onshore Highlander subject interest with average post-production costs of $0.34 per Mcf and an average sales price of $2.19 per Mcf. During the three-month period ended March 31, 2019, the Royalty Trust received royalties of $488,482 related to 147,923 Mcf of natural gas production attributable to the onshore Highlander subject interest with average post-production costs of $0.32 per Mcf and an average sales price of $3.62 per Mcf.

Royalty income was lower during the three-month period ended March 31, 2020, as compared to the corresponding 2019 period, due to lower average sales prices and lower production during the three-month 2019 period.

Administrative Expenses. During the three-month periods ended March 31, 2020 and 2019, the Royalty Trust paid administrative expenses of $181,091 and $228,619, respectively. Administrative expenses, which consisted primarily of audit, legal and trustee expenses incurred in connection with the administration of the Royalty Trust, were lower for the three-month period ended March 31, 2020, as compared to the corresponding 2019 period, primarily because of timing of payments for professional fees.

NEW ACCOUNTING STANDARDS

None.

CAUTIONARY STATEMENT

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are all statements other than statements of historical facts, such as any statements regarding the future financial condition of the Royalty Trust or the trading market for the royalty trust units, all statements regarding the respective plans of McMoRan or HOGA for the subject interests, the potential results of any drilling on the subject interests by the applicable operator, anticipated interests of McMoRan or HOGA and the Royalty Trust in any of the

subject interests, HOGA's geologic models and the nature of the geologic trend onshore in South Louisiana discussed in this Form 10-Q, the amount and date of quarterly distributions to Royalty Trust unitholders, and all statements regarding any belief or understanding of the nature or potential of the subject interests. The words “anticipates,” “may,” “can,” “plans,” “believes,” “estimates,” “expects,” “projects,” “intends,” “likely,” “will,” “should,” “to be,” "potential," and any similar expressions and/or statements that are not historical facts are intended to identify those assertions as forward-looking statements.

Forward-looking statements are not guarantees or assurances of future performance and actual results may differ materially from those anticipated, projected or assumed in the forward-looking statements. Important factors that may cause actual results to differ materially from those anticipated by the forward-looking statements include, but are not limited to, the future plans of FCX and HOGA for their remaining oil and gas properties; the risk that the subject interests will not produce additional hydrocarbons; general economic and business conditions; variations in the market demand for, and prices of, oil and natural gas; drilling results; changes in oil and natural gas reserve expectations; the potential adoption of new governmental regulations; decisions by FCX, McMoRan or HOGA not to develop and/or transfer the subject interests; any inability of FCX, McMoRan or HOGA to develop the subject interests; damages to facilities resulting from natural disasters or accidents; fluctuations in the market price, volume and frequency of the trading market for the royalty trust units; the amount of cash received or expected to be received by the Trustee from the underlying subject interests on or prior to a record date for a quarterly cash distributions; the economic effects of the COVID-19 pandemic and federal, state and local governmental actions in response to the pandemic; and other factors described in Part I, Item 1A. "Risk Factors" in the 2019 Form 10-K and in Part II, Item 1A. "Risk Factors" in this Form 10-Q, as updated by the Royalty Trust's subsequent filings with the SEC. Any differences in actual cash receipts by the Royalty Trust could affect the amount of quarterly cash distributions.

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

(b) Changes in internal control over financial reporting. During the quarter ended March 31, 2020, there has been no change in the Royalty Trust's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Royalty Trust's internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of FCX or HOGA.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

There are currently no pending legal proceedings to which the Royalty Trust is a party.

Item 1A. Risk Factors.

Please refer to Part I, Item 1A. "Risk Factors" in the 2019 Form 10-K. Any of these factors could result in a significant or material adverse effect on the Royalty Trust's results of operations or financial condition. There have been no material changes to the Royalty Trust’s risk factors since the 2019 Form 10-K, except as updated below.

The global COVID-19 pandemic has impacted and will likely continue to impact the Royalty Trust, and could materially reduce proceeds to the Royalty Trust and distributions to Royalty Trust unitholders.

Since the beginning of 2020, the COVID-19 pandemic has spread across the globe and disrupted economies around the world, including the oil, natural gas and NGL industry. The rapid spread of the virus has led to the implementation of various responses, including federal, state and local government-imposed quarantines, shelter-in-place mandates, sweeping restrictions on travel, and other public health and safety measures, nearly all of which have materially reduced global demand for crude oil and natural gas. The extent to which the global COVID-19 pandemic will continue to affect the Royalty Trust's business, financial condition, liquidity, results of operations, and the demand for HOGA's production will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration or any recurrence of the outbreak and responsive measures, additional or modified government actions, new information which may emerge concerning the severity of the global COVID-19 pandemic and the effectiveness of actions taken to contain the coronavirus or treat its impact now or in the future, among others.

Some impacts of the global COVID-19 pandemic that could have an adverse effect on the Royalty Trust's business, financial condition, liquidity and results of operations, include, but are not limited to:

•	significantly reduced prices for gas production, resulting from a world-wide decrease in demand for hydrocarbons and a resulting oversupply of existing production;

•
further decreases in the demand for gas production, resulting from significantly decreased levels of global, regional and local travel as a result of federal, state and local government-imposed quarantines, including shelter-in-place mandates, enacted to slow the spread of the virus;

•	increased costs associated with, or actual unavailability of, facilities for the storage of gas production;

•	increased operational difficulties associated with, or an inability to, deliver gas to end-markets, resulting from pipeline and storage constraints;

•
the potential for loss of leasehold or asset value for failure to produce gas in paying quantities as a result of significantly lower commodity prices, or other factors related to the misalignment of supply and demand;

•
increased third-party credit risk, including the risk that counterparties may not accept the delivery of gas production, resulting from adverse market conditions, a lack of access to capital and storage, and the failure of certain counterparties to continue as going concerns;

•
increased likelihood that counterparties to existing agreements may seek to invoke force majeure provisions to avoid the performance of contractual obligations, resulting from significantly adverse market conditions;

•
increased costs and staffing requirements related to social distancing measures or other best practices implemented in connection with federal, state or local government, and voluntarily imposed quarantines or other regulations or guidelines concerning physical gatherings; and

•	increased legal and operational costs related to compliance with significant changes in federal, state, and local laws and regulations.

Royalties that the Royalty Trust receives from its share of production will be reduced as a result of lower natural gas prices. As a result, future distributions from the Royalty Trust to its unitholders could be reduced or discontinued. In addition, lower oil and natural gas prices reduce the likelihood that the subject interests will be developed or that any oil or natural gas discovered will be economic to produce. The volatility of energy prices reduces the accuracy of estimates of future cash distributions to the Royalty Trust unitholders and could affect the value of the royalty trust units. To the extent the global COVID-19 pandemic continues to adversely affect the global economy, and/or adversely affects the Royalty Trust's business, financial condition, liquidity, or results of operations, it may also have the effect of increasing the likelihood and/or magnitude of other risks described in Risk Factors in Part I, Item 1A of the Royalty

Trust's 2019 Form 10-K and in this Form 10-Q, including those risks related to market, credit, geopolitical and business operations, or risks described in the Royalty Trust's other filings with the SEC. In addition, the global COVID-19 pandemic, or any recurrence of the outbreak of COVID-19, may also affect proceeds to the Royalty Trust or distributions to Royalty Trust untiholders in a manner that is not presently known to the Royalty Trust or that the Royalty Trust currently does not expect to present a significant risk to proceeds to the Royalty Trust or distributions to Royalty Trust unitholders. Any such future developments are dependent upon factors including, but are not limited to, the duration and spread of the outbreak, its severity, any recurrence of the outbreak, the actions to contain the virus or treat its impact, the size and effectiveness of the compensating measures taken by governments, and how quickly and to what extent normal economic and operating conditions can resume.

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

Date: May 8, 2020

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