Form 10-Q
period 2020-06-30
Gulf Coast Ultra Deep Royalty Trust
filed 2020-08-12
CIK 1565146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
☐ Yes ☑ No

On August 10, 2020, there were outstanding 230,172,696 royalty trust units representing beneficial interests in the registrant.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

GULF COAST ULTRA DEEP ROYALTY TRUST
STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	June 30,	December 31,
	2020	2019
ASSETS	(unaudited)	(audited)
Operating cash	$251,702	$412,249
Reserve fund cash	1,054,154	1,047,541
Overriding royalty interests in subject interests, net	710,586	823,927
Total assets	$2,016,442	$2,283,717

LIABILITIES AND TRUST CORPUS
Reserve fund liability	$1,054,154	$1,047,541
Trust corpus (230,172,696 royalty trust units authorized, issued and
outstanding as of June 30, 2020 and December 31, 2019)	962,288	1,236,176
Total liabilities and trust corpus	$2,016,442	$2,283,717

The accompanying notes are an integral part of these financial statements.

GULF COAST ULTRA DEEP ROYALTY TRUST
STATEMENTS OF DISTRIBUTABLE INCOME (Unaudited)

	Three Months Ended		Six Months Ended,
	June 30,		June 30,
	2020	2019	2020	2019
Royalty income	$177,646	$339,798	$434,063	$828,280
Interest income and other	329	2,724	1,822	5,048
Administrative expenses	(176,273)	(98,992)	(357,364)	(327,611)
Income in excess of administrative expenses (Note 4)	$1,702	$243,530	$78,521	$505,717
Distributable income (Note 4)	$1,702	$243,530	$78,521	$505,717
Distributable income per royalty trust unit	$0.000007	$0.001058	$0.000341	$0.002197
Royalty trust units outstanding at end of period	230,172,696	230,172,696	230,172,696	230,172,696

The accompanying notes are an integral part of these financial statements.

GULF COAST ULTRA DEEP ROYALTY TRUST
STATEMENTS OF CHANGES IN TRUST CORPUS (Unaudited)

	Three Months Ended		Six Months Ended,
	June 30,		June 30,
	2020	2019	2020	2019
Trust corpus, beginning of period	$1,092,640	$1,668,738	$1,236,176	$1,800,617
Amortization of overriding royalty interests in subject interests	(55,235)	(137,023)	(113,341)	(276,070)
Income in excess of administrative expenses	1,702	243,530	78,521	505,717
Distributions paid	(76,819)	(262,187)	(239,068)	(517,206)
Trust corpus, end of period	$962,288	$1,513,058	$962,288	$1,513,058

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

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all required information and disclosures. Therefore, this information should be read in conjunction with the Royalty Trust’s financial statements and notes contained in its annual report on Form 10-K for the year ended December 31, 2019. The information furnished herein reflects all adjustments that are, in the opinion of The Bank of New York Mellon Trust Company, N.A. (the Trustee), necessary for a fair statement of the results for the interim periods reported. All such adjustments are, in the opinion of the Trustee, of a normal recurring nature. Operating results for the three- and six-month periods ended June 30, 2020, are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

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

2. OVERRIDING ROYALTY INTERESTS
No impairment charges were recorded during the three- or six-month periods ended June 30, 2020 or 2019.

The onshore Highlander subject interest is the only producing subject interest in which the Royalty Trust holds an overriding royalty interest, and began commercial production on February 25, 2015. Prior to this date there had been no commercial production of hydrocarbons from any of the subject interests. Amortization charges related to production volumes associated with the onshore Highlander subject interest reduced the carrying value of the overriding royalty interests by $55,235 and $113,341 during the three- and six-month periods ended June 30, 2020, respectively, and by $137,023 and $276,070 during the three- and six-month periods ended June 30, 2019, respectively. Accumulated amortization was $6,046,114 and $5,932,773 at June 30, 2020, and December 31, 2019, respectively.

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

3. RELATED PARTY TRANSACTIONS
Royalty Income. In accordance with the terms of the master conveyance, royalties are paid to the Royalty Trust on the last day of the month following the month in which production payments are received by HOGA. As of June 30, 2020, only the onshore Highlander subject interest had established commercial production. The Royalty Trust received royalties of $177,646 and $434,063 during the three- and six-month periods ended June 30, 2020, respectively, and of $339,798 and $828,280 during the three- and six-month periods ended June 30, 2019, respectively, relating to production from the onshore Highlander subject interest. Royalties received by the Royalty Trust must first be used to (i) satisfy Royalty Trust administrative expenses and (ii) reduce Royalty Trust indebtedness. The Royalty Trust had no indebtedness outstanding as of June 30, 2020. Additionally, the Trustee has established a minimum cash reserve of $250,000. As a result, distributions will be made to Royalty Trust unitholders only when royalties received less administrative expenses incurred and repayment of any indebtedness exceeds the $250,000 minimum cash reserve. For additional information regarding distributions to Royalty Trust unitholders, see Note 4.

Funding of Administrative Expenses. Pursuant to the royalty trust agreement, Freeport-McMoRan Inc. (FCX) has agreed to pay annual trust expenses up to a maximum amount of $350,000, with no right of repayment or interest due, to the extent the Royalty Trust lacks sufficient funds to pay administrative expenses. No such contributions were made during the three- and six-month periods ended June 30, 2020 or 2019. In addition to such annual contributions, FCX has agreed to lend money, on an unsecured, interest-free basis, to the Royalty Trust to fund the Royalty Trust's ordinary administrative expenses as set forth in the royalty trust agreement. No loans were outstanding at June 30, 2020 or December 31, 2019.

Pursuant to the royalty trust agreement, FCX agreed to provide and maintain a $1.0 million stand-by reserve account or an equivalent letter of credit for the benefit of the Royalty Trust to enable the Trustee to draw on such reserve account or letter of credit to pay obligations of the Royalty Trust if its funds are inadequate to pay its obligations at any time. Currently, with the consent of the Trustee, FCX may reduce the reserve account or substitute a letter of credit with a different face amount for the original letter of credit or any substitute letter of credit. In connection with this arrangement, FCX provided $1.0 million to the Royalty Trust. The $1.0 million, plus interest collected thereon, is reflected as reserve fund cash, with a corresponding reserve fund liability in the accompanying Statements of Assets, Liabilities and Trust Corpus. As of June 30, 2020, the Royalty Trust had not drawn any funds from the reserve account, and FCX had not requested a reduction of such reserve account.

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

Royalty Trust Units Held by FCX and HOGA. At June 30, 2020, the Royalty Trust had 230,172,696 royalty trust units outstanding. In connection with the Highlander Sale on February 5, 2019, FCX, through its indirect wholly owned subsidiary McMoRan, assigned 31,143,150 of its royalty trust units to HOGA and retained 31,143,149 royalty trust units. FCX and HOGA each hold 13.5% of the outstanding royalty trust units.

4. DISTRIBUTIONS
Natural gas sales volumes (measured in thousands of cubic feet, or "Mcf"), average sales price and net cash proceeds available for distribution for the three- and six-month periods ended June 30, 2020 and 2019, are set forth in the table below.

	Three Months Ended		Six Months Ended,
	June 30,		June 30,
	2020	2019	2020	2019
Natural gas sales volumes (Mcf) (a)	131,512	145,769	269,859	293,692
Natural gas average sales price (per Mcf)	$1.70	$2.66	$1.95	$3.14
Gross proceeds	223,436	387,163	526,675	923,277
Post-production costs and specified taxes	(45,790)	(47,365)	(92,612)	(94,997)
Royalty income	177,646	339,798	434,063	828,280
Interest and dividend income	329	2,724	1,822	5,048
Administrative expenses	(176,273)	(98,992)	(357,364)	(327,611)
Income in excess of administrative expenses	1,702	243,530	78,521	505,717
Net cash proceeds available for distribution	$1,702	$243,530	$78,521	$505,717
(a)  Attributable to the onshore Highlander subject interest, which is the only subject interest with commercial production.

A summary of quarterly per unit distributions for the three-month periods ended March 31, 2020 and 2019, and for the three-month periods ended June 30, 2020 and 2019, is set forth in the table below.

2020				2019
Amount	Per Unit Amount	Record Date	Payment Date	Amount	Per Unit Amount	Record Date	Payment Date
$76,819	$0.000334	4/30/2020	5/14/2020	$262,187	$0.001139	4/30/2019	5/14/2019
$1,702	$0.000007	7/30/2020	8/13/2020	$243,530	$0.001058	7/30/2019	8/13/2019

These distributions are not necessarily indicative of future distributions.

5. CONTINGENCIES AND OTHER COMMITMENTS
Litigation. There are currently no pending legal proceedings to which the Royalty Trust is a party.

6. SUBSEQUENT EVENTS
On July 17, 2020, the Royalty Trust declared a cash distribution of $0.000007 per unit payable on August 13, 2020, to Royalty Trust unitholders of record on July 30, 2020. For additional information, see Note 4.

The Royalty Trust evaluated all other events subsequent to June 30, 2020, and through the date the Royalty Trust’s financial statements were issued, and determined that all events or transactions occurring during this period requiring recognition or disclosure were appropriately addressed in these financial statements.

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

COVID-19 Pandemic and Market Conditions Update

        In March 2020, the World Health Organization designated the outbreak of the novel coronavirus known as COVID-19 as a pandemic. The COVID-19 pandemic and related economic repercussions have created significant volatility, uncertainty, and turmoil in the oil and natural gas industry. Demand for oil and natural gas has significantly deteriorated as a result of the virus outbreak and corresponding preventative measures taken around the world to mitigate the spread of the virus. During the second quarter of 2020, and thus far during the third quarter of 2020, there have been continued and, in certain cases, increasing outbreaks of COVID-19 in the United States. Demand and pricing may again decline due to the resurgence of the virus across the U.S. and other locations around the world and the imposition of social distancing guidelines, travel restrictions, and stay-at-home orders. The extent of the additional impacts on the oil and natural gas industry and further effects on the Royalty Trust cannot be reasonably predicted at this time.

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

As of June 30, 2020, only the onshore Highlander subject interest had established commercial production. On February 5, 2019, McMoRan completed the sale of all of its rights, title and interest in and to the onshore Highlander subject interest pursuant to a purchase and sale agreement with HOGA (the Highlander Sale). The onshore Highlander subject interest was sold subject to the overriding royalty interest in future production held by the Royalty Trust. As a result of the Highlander Sale, HOGA has a 72 percent working interest and an approximate 48 percent net revenue interest in the onshore Highlander subject interest. The Royalty Trust continues to hold a 3.6 percent overriding royalty interest in the onshore Highlander subject interest. McMoRan was the operator of the onshore Highlander subject interest through May 31, 2019. HOGA qualified and was designated as the operator on June 1, 2019. McMoRan has informed the Trustee that it has no plans to pursue, has relinquished, has allowed to expire or has sold all of its subject interests.

In connection with the Highlander Sale, McMoRan sold its interests in substantially all of its oil and gas leases associated with the subject interests to HOGA. At June 30, 2020, HOGA owned interests in approximately 131 gas leases onshore in South Louisiana, covering approximately 9,000 gross acres (6,476 acres net to HOGA's interest) associated with the onshore Highlander subject interest. McMoRan has informed the Trustee that it has no plans to pursue, has relinquished, has allowed to expire or has sold all of its subject interests. Whether or not HOGA maintains the acreage associated with the onshore Highlander subject interest is determined by HOGA's current and future plans, over which the Royalty Trust has no control.

LIQUIDITY AND CAPITAL RESOURCES

Pursuant to the royalty trust agreement, FCX has agreed to pay annual trust expenses up to a maximum amount of $350,000, with no right of repayment or interest due, to the extent the Royalty Trust lacks sufficient funds to pay administrative expenses. No such contributions by FCX were made during the three- and six-month periods ended June 30, 2020 or 2019. In addition to such annual contributions, FCX has agreed to lend money, on an unsecured, interest-free basis, to the Royalty Trust to fund the Royalty Trust's ordinary administrative expenses as set forth in the royalty trust agreement. No loans were outstanding as of June 30, 2020, or December 31, 2019. All funds the Trustee borrows to cover expenses or liabilities, whether from FCX or from any other source, must be repaid before the Royalty Trust unitholders receive any distributions.

Pursuant to the royalty trust agreement, FCX agreed to provide and maintain a $1.0 million stand-by reserve account or an equivalent letter of credit for the benefit of the Royalty Trust to enable the Trustee to draw on such reserve account or letter of credit to pay obligations of the Royalty Trust if its funds are inadequate to pay its obligations at any time. Currently, with the consent of the Trustee, FCX may reduce the reserve account or substitute a letter of credit with a different face amount for the original letter of credit or any substitute letter of credit. In connection with this arrangement, FCX provided $1.0 million to the Royalty Trust. The $1.0 million, plus interest collected thereon, is held in reserve fund cash. As of June 30, 2020, the Royalty Trust had not drawn any funds from the reserve account, and FCX had not requested a reduction of such reserve account.

In connection with the completion of the Highlander Sale, HOGA assumed all administrative and reporting responsibilities with respect to the Royalty Trust, including those described in Article III of the royalty trust agreement.

In accordance with the terms of the master conveyance, royalties are paid to the Royalty Trust on the last day of the month following the month in which production payments are received by HOGA. As of June 30, 2020, only the onshore Highlander subject interest had established commercial production. The Royalty Trust received royalties of $177,646 and $434,063 during the three- and six-month periods ended June 30, 2020, respectively, and $339,798 and $828,280 during the three- and six-month periods ended June 30, 2019, respectively, relating to production from the onshore Highlander subject interest.

Royalties received by the Royalty Trust must first be used to (i) satisfy Royalty Trust administrative expenses and (ii) reduce Royalty Trust indebtedness. The Royalty Trust had no indebtedness outstanding as of June 30, 2020. Additionally, the Trustee has established a minimum cash reserve of $250,000. As a result, distributions will be made to Royalty Trust unitholders only when royalties received less administrative expenses incurred and repayment of any indebtedness exceeds the $250,000 minimum cash reserve. Distributable income totaled $1,702 and $78,521 during the three- and six-month periods ended June 30, 2020, respectively. Distributable income totaled $243,530 and $505,717 during the three- and six-month periods ended June 30, 2019, respectively. On July 17, 2020, the Royalty Trust declared a cash distribution of $0.000007 per unit payable on August 13, 2020, to Royalty Trust unitholders of record on July 30, 2020. These distributions are not necessarily indicative of future distributions. The Royalty Trust's only other sources of liquidity are mandatory annual contributions, any loans and the required standby reserve account or letter of credit from FCX. As a result, any material adverse change in FCX's, McMoRan's or HOGA's financial condition or results of operations could materially and adversely affect the Royalty Trust and the underlying royalty trust units.

OFF-BALANCE SHEET ARRANGEMENTS

The Royalty Trust has no off-balance sheet arrangements. The Royalty Trust has not guaranteed the debt of any other party, nor does the Royalty Trust have any other arrangements or relationships with other entities that could potentially result in unconsolidated debt, losses or contingent obligations.

RESULTS OF OPERATIONS

Royalty Income. As of June 30, 2020, only the onshore Highlander subject interest had established commercial production. In accordance with the terms of the master conveyance, during the three-month period ended June 30, 2020, the Royalty Trust received royalties of $177,646 related to 131,512 thousand cubic feet ("Mcf") of natural gas production attributable to the onshore Highlander subject interest with average post-production costs of $0.35 per Mcf and an average sales price of $1.70 per Mcf. During the three-month period ended June 30, 2019, the Royalty Trust received royalties of $339,798 related to 145,769 Mcf of natural gas production attributable to the onshore Highlander subject interest with average post-production costs of $0.32 per Mcf and an average sales price of $2.66 per Mcf.

During the six-month period ended June 30, 2020, the Royalty Trust received royalties of $434,063 related to 269,859 Mcf of natural gas production attributable to the onshore Highlander subject interest with average post-production costs of $0.34 per Mcf and an average sales price of $1.95 per Mcf. During the six-month period ended June 30, 2019, the Royalty Trust received royalties of $828,280 related to 293,692 Mcf of natural gas production attributable to the onshore Highlander subject interest with average post-production costs of $0.32 per Mcf and an average sales price of $3.14 per Mcf.

Royalty income was lower during the three- and six-month periods ended June 30, 2020, as compared to the corresponding 2019 periods, due to lower average sales prices and lower production compared to the three- and six-month 2019 periods.

Administrative Expenses. During the three-month periods ended June 30, 2020 and 2019, the Royalty Trust paid administrative expenses of $176,273 and $98,992, respectively. During the six-month periods ended June 30, 2020 and 2019, the Royalty Trust paid administrative expenses of $357,364 and $327,611, respectively. Administrative expenses, which consisted primarily of audit, legal and trustee expenses incurred in connection with the administration of the Royalty Trust, were higher for the three- and six-month periods ended June 30, 2020, as compared to the corresponding 2019 periods, primarily because of timing of payments for professional fees.

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

(b) Changes in internal control over financial reporting. During the quarter ended June 30, 2020, there has been no change in the Royalty Trust's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Royalty Trust's internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of FCX or HOGA.

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

Some impacts of the global COVID-19 pandemic that could have an adverse effect on the Royalty Trust's business, financial condition, liquidity and results of operations, include, but are not limited to:

•significantly reduced prices for gas production, resulting from a world-wide decrease in demand for hydrocarbons and a resulting oversupply of existing production;
•further decreases in the demand for gas production, resulting from significantly decreased levels of global, regional and local travel as a result of federal, state and local government-imposed quarantines, including shelter-in-place mandates, enacted to slow the spread of the virus;
•increased costs associated with, or actual unavailability of, facilities for the storage of gas production;
•increased operational difficulties associated with, or an inability to, deliver gas to end-markets, resulting from pipeline and storage constraints;
•the potential for loss of leasehold or asset value for failure to produce gas in paying quantities as a result of significantly lower commodity prices, or other factors related to the misalignment of supply and demand;
•increased third-party credit risk, including the risk that counterparties may not accept the delivery of gas production, resulting from adverse market conditions, a lack of access to capital and storage, and the failure of certain counterparties to continue as going concerns;
•increased likelihood that counterparties to existing agreements may seek to invoke force majeure provisions to avoid the performance of contractual obligations, resulting from significantly adverse market conditions;
•increased costs and staffing requirements related to social distancing measures or other best practices implemented in connection with federal, state or local government, and voluntarily imposed quarantines or other regulations or guidelines concerning physical gatherings; and
•increased legal and operational costs related to compliance with significant changes in federal, state, and local laws and regulations.

Royalties that the Royalty Trust receives from its share of production will be reduced as a result of lower natural gas prices. As a result, future distributions from the Royalty Trust to its unitholders could be reduced or discontinued. In addition, lower oil and natural gas prices reduce the likelihood that the subject interests will be developed or that any oil or natural gas discovered will be economic to produce. The volatility of energy prices reduces the accuracy of estimates of future cash distributions to the Royalty Trust unitholders and could affect the value of the royalty trust units. During the six months ended June 30, 2020, benchmark prices for oil and natural gas were significantly depressed which resulted in a decrease in royalties received by the Royalty Trust and corresponding distributions to the Royalty Trust unitholders in the second quarter of 2020. To the extent the global COVID-19 pandemic continues to adversely affect the global economy, and/or adversely affects the Royalty Trust's business, financial condition, liquidity, or results of operations, it may also have the effect of increasing the likelihood and/or magnitude of other risks described in Risk Factors in Part I, Item 1A of the Royalty Trust's 2019 Form 10-K and in this Form 10-Q, including those risks related to market, credit, geopolitical and business operations, or risks described in the Royalty Trust's other filings with the SEC. In addition, the global COVID-19 pandemic, or any recurrence of the outbreak of COVID-19, may also affect proceeds to the Royalty Trust or distributions to Royalty Trust untiholders in a manner that is not presently known to the Royalty Trust or that the Royalty Trust currently does not expect to present a significant risk to proceeds to the Royalty Trust or distributions to Royalty Trust unitholders. Any such future developments are dependent upon factors including, but are not limited to, the duration and spread of the outbreak, its severity, any recurrence of the outbreak, the actions to contain the virus or treat its impact, the size and effectiveness of the compensating measures taken by governments, and how quickly and to what extent normal economic and operating conditions can resume.

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

Date: August 12, 2020

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