Form 10-K
period 2020-12-31
Gulf Coast Ultra Deep Royalty Trust
filed 2021-03-23
CIK 1565146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

(512) 236-6555
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☐ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The aggregate market value of royalty trust units held by non-affiliates of the registrant was $2.2 million on June 30, 2020.
On March 19, 2021, there were 230,172,696 royalty trust units outstanding representing beneficial interests in the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (Form 10-K) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). Forward-looking statements are all statements other than statements of historical facts, such as any statements regarding the future financial condition of the Gulf Coast Ultra Deep Royalty Trust (Royalty Trust) or the trading market for the royalty trust units, all statements regarding the respective plans of McMoRan Oil & Gas LLC (McMoRan) or Highlander Oil & Gas Assets LLC (HOGA) for the subject interests, the potential results of any drilling on the subject interests by the applicable operator, anticipated interests of McMoRan or HOGA and the Royalty Trust in any of the subject interests, HOGA's geologic models and the nature of the geologic trend onshore in South Louisiana discussed in this Form 10-K, the amount and date of quarterly distributions to unitholders, and all statements regarding any belief or understanding of the nature or potential of the subject interests. The words “anticipates,” “may,” “can,” “plans,” “believes,” “estimates,” “expects,” “projects,” “intends,” “likely,” “will,” “should,” “to be,” “potential,” and any similar expressions and/or statements that are not historical facts are intended to identify those assertions as forward-looking statements.

    Forward-looking statements are not guarantees or assurances of future performance and actual results may differ materially from those anticipated, projected or assumed in the forward-looking statements. Important factors that may cause actual results to differ materially from those anticipated by the forward-looking statements include, but are not limited to, the future plans of Freeport-McMoRan Inc.(FCX) and HOGA for their remaining oil and gas properties; the risk that the subject interests will not produce additional hydrocarbons; general economic and business conditions; variations in the market demand for, and prices of, oil and natural gas; drilling results; changes in oil and natural gas reserve expectations; the potential adoption of new governmental regulations; decisions by FCX, McMoRan or HOGA not to develop and/or transfer the subject interests; any inability of FCX, McMoRan or HOGA to develop the subject interests; damages to facilities resulting from natural disasters or accidents; fluctuations in the market price, volume and frequency of the trading market for the royalty trust units; the amount of cash received or expected to be received by the Trustee from the underlying subject interests on or prior to a record date for a quarterly cash distributions; the economic effects of the COVID-19 pandemic and federal, state and local governmental actions in response to the pandemic; and other factors described in Part I, Item 1A. “Risk Factors” in this Form 10-K, as updated by the Royalty Trust's subsequent filings with the United States (U.S.) Securities and Exchange Commission (SEC). Any differences in actual cash receipts by the Royalty Trust could affect the amount of quarterly cash distributions.

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

PART I

Items 1. and 2. Business and Properties

Our periodic and current reports filed or furnished with or to the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports are available, free of charge, through our website, http://gultu.q4web.com/home/default.aspx. These reports and amendments are available through our website as soon as reasonably practicable after we electronically file or furnish such materials with or to the SEC.

References to “we,” “us,” and “our” refer to the Royalty Trust. References to “Notes” refer to the Notes to the Financial Statements included herein (refer to Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K). We have also provided a glossary of definitions for some of the oil and gas industry terms we use in this Form 10-K beginning on page 48.

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

The Royalty Trust was created to hold a 5% gross overriding royalty interest (collectively, the overriding royalty interests) in future production from each of McMoRan's Inboard Lower Tertiary/Cretaceous exploration prospects located in the shallow waters of the Gulf of Mexico and onshore in South Louisiana that existed as of December 5, 2012, the date of the merger agreement (collectively, the subject interests). The subject interests were “carved out” of the mineral interests acquired by FCX pursuant to the merger and were not considered part of FCX's purchase consideration of MMR.

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

As of December 31, 2020, only the onshore Highlander subject interest had established commercial production. On February 5, 2019, McMoRan completed the sale of all of its rights, title and interest in and to the onshore Highlander subject interest pursuant to a purchase and sale agreement with HOGA (the Highlander Sale). The onshore Highlander subject interest was sold subject to the overriding royalty interest in future production held by the Royalty Trust. As a result of the Highlander Sale, HOGA has a 72 percent working interest and an approximate 48 percent net revenue interest in the onshore Highlander subject interest. The Royalty Trust continues to hold a 3.6 percent overriding royalty interest in the onshore Highlander subject interest. McMoRan was the operator of the onshore Highlander subject interest through May 31, 2019. HOGA qualified and was designated as the operator on June 1, 2019. McMoRan has informed the Trustee that it has no plans to pursue, has relinquished, has allowed to expire or has sold all of its subject interests.

At December 31, 2020, the Royalty Trust had 230,172,696 royalty trust units outstanding. In connection with the Highlander Sale on February 5, 2019, McMoRan assigned 31,143,150 royalty trust units to HOGA and retained 31,143,149 royalty trust units. FCX and HOGA each hold 13.5% of the outstanding royalty trust units. All information in this Form 10-K regarding the subject interests has been furnished to the Trustee by HOGA. The reserve estimates have been prepared by independent petroleum engineers as described herein, based on information furnished by HOGA.

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

Duties and Limited Powers of the Trustee. The duties of the Trustee are specified in the royalty trust agreement and by the laws of the State of Delaware. The Trustee’s principal duties consist of:

•collecting income attributable to the overriding royalty interests;

•paying expenses, charges and obligations of the Royalty Trust from the Royalty Trust’s income and assets;

•distributing distributable income to the Royalty Trust unitholders; and

•prosecuting, defending or settling any claim of or against the Trustee, the Royalty Trust or the overriding royalty interests, including the authority to dispose of or relinquish title to any of the overriding royalty interests that are the subject of a dispute upon the receipt of sufficient evidence regarding the facts of such dispute.

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

Pursuant to the royalty trust agreement, FCX has agreed to pay annual trust expenses up to $350,000, with no right of repayment or interest due, to the extent the Royalty Trust lacks sufficient funds to pay administrative expenses. No such contributions were made during the years ended December 31, 2020 and 2019. In addition to such annual contributions, FCX has agreed to lend money, on an unsecured, interest-free basis, to the Royalty Trust to fund the Royalty Trust's ordinary administrative expenses as set forth in the royalty trust agreement. All funds the Trustee borrows to cover expenses or liabilities, whether from FCX or from any other source, must be repaid before the Royalty Trust unitholders will receive any distributions. No loans or repayments were made during the years ended December 31, 2020 and 2019.
Pursuant to the royalty trust agreement, FCX also agreed to provide and maintain a $1.0 million stand-by reserve account or an equivalent letter of credit for the benefit of the Royalty Trust to enable the Trustee to draw on such reserve account or letter of credit to pay obligations of the Royalty Trust if its funds are inadequate to pay its obligations at any time. Currently, with the consent of the Trustee, FCX may reduce the reserve account or substitute a letter of credit with a different face amount for the original letter of credit or any substitute letter of credit. In connection with this arrangement, FCX has provided $1.0 million in the form of a reserve fund cash account to the Royalty Trust. As of December 31, 2020, the Royalty Trust had not drawn any funds from the reserve account, and FCX had not requested a reduction of such reserve account.

Fiduciary Responsibility and Liability of the Trustee. The duties and liabilities of the Trustee are set forth in the royalty trust agreement and the laws of the State of Delaware. The Trustee may not make business decisions affecting the assets of the Royalty Trust. Therefore, substantially all of the Trustee’s functions under the royalty trust agreement are expected to be ministerial in nature. See the description in the section above entitled “Duties and Limited Powers of the Trustee.” The royalty trust agreement, however, provides that the Trustee may:

•charge for its services as trustee;

•retain funds to pay for future expenses and deposit them with one or more banks or financial institutions (which may include the Trustee to the extent permitted by law);

•lend funds at commercial rates to the Royalty Trust to pay the Royalty Trust’s expenses (however, the Trustee does not intend to lend funds to the Royalty Trust); and

•seek reimbursement from the Royalty Trust for its out-of-pocket expenses.

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

FCX and the Trustee are permitted to supplement or amend the royalty trust agreement, without the approval of the Royalty Trust unitholders, in order to cure any ambiguity, to correct or supplement any provision which may be defective or inconsistent with any other provision thereof, or to change the name of the Royalty Trust, as long as such supplement or amendment does not adversely affect the interests of the Royalty Trust unitholders. However, no amendment may:

•alter the purposes of the Royalty Trust or permit the Trustee to engage in any business or investment activities other than as specified in the royalty trust agreement;

•alter the rights of the Royalty Trust unitholders as among themselves;

•permit the Trustee to distribute the overriding royalty interests in kind; or

•adversely affect the rights and duties of the Trustee unless such amendment is approved by the Trustee.

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

Overriding Royalty Interests. The royalty trust units represent beneficial interests in the Royalty Trust, which holds a 5% gross overriding royalty interest in future production from each of the subject interests during the life of the Royalty Trust. An “overriding” royalty interest in general represents a non-operating interest in an oil and gas property that provides the owner a specified share of production without any related operating expenses or development costs and is carved out of an oil and gas lessee's working or cost-bearing interest in the lease. In contrast, a “working” or “cost-bearing” interest in general represents an operating interest in an oil and gas property that provides the owner a specified share of production that is subject to all production expenses and development costs. An owner of a working or cost-bearing interest, subject to the terms of an applicable operating agreement, generally has the right to participate in the selection of a prospect, drilling location or drilling contractor; to propose the drilling of a well; to determine the timing and sequence of drilling operations; to commence or shut down production; to take over operations; or to share in any operating decision. An owner of an overriding royalty interest generally has none of the rights described in the preceding sentence, and neither the Royalty Trust nor the Royalty Trust unitholders has any such rights.

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
Distributions and Income Computations. Royalties received by the Royalty Trust must first be used to (i) satisfy Royalty Trust administrative expenses and (ii) reduce Royalty Trust indebtedness. The Royalty Trust had no indebtedness outstanding as of December 31, 2020. Additionally, the Trustee has established a minimum cash reserve of $250,000. As a result, distributions will be made to Royalty Trust unitholders only when royalties received less administrative expenses incurred and repayment of any indebtedness exceeds the $250,000 minimum cash reserve. Distributable income totaled $175,164 and $806,028 for the years ended December 31, 2020 and 2019, respectively. On January 15, 2021, the Royalty Trust declared a cash distribution of $0.000310 per unit paid on February 12, 2021, to unitholders of record on January 29, 2021. These distributions are not necessarily indicative of future distributions. The Royalty Trust's only other sources of liquidity are mandatory annual contributions, any loans and the required standby reserve account or letter of credit from FCX. As a result, any material adverse change in FCX's or HOGA's financial condition or results of operations could materially and adversely affect the Royalty Trust and the underlying royalty trust units. Royalty Trust unitholders that own their royalty trust units on the close of business on the record date for each calendar quarter will receive a pro-rata distribution of the amount of the cash available for distribution generally 10 business days after the quarterly record date.
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

As of December 31, 2020, only the onshore Highlander subject interest had established commercial production. On February 5, 2019, McMoRan completed the Highlander Sale. The onshore Highlander subject interest was sold subject to the overriding royalty interest in future production held by the Royalty Trust. As a result of the Highlander Sale, HOGA has a 72 percent working interest and an approximate 48 percent net revenue interest in the onshore Highlander subject interest. The Royalty Trust continues to hold a 3.6 percent overriding royalty interest in the onshore Highlander subject interest. McMoRan was the operator of the onshore Highlander subject interest through May 31, 2019. HOGA qualified and was designated as the operator on June 1, 2019. McMoRan has informed the Trustee that it has no plans to pursue, has relinquished, has allowed to expire or has sold all of its subject interests.

Exploratory and Development Drilling. McMoRan and HOGA did not drill any exploration or development wells on the subject interests during the years ended December 31, 2020 and 2019. Additionally, there were no in-progress or suspended wells associated with the subject interests during the years ended December 31, 2020 and 2019.

Acreage. At December 31, 2020, HOGA owned interests in approximately 131 oil and gas leases onshore in South Louisiana, covering approximately 9,000 gross acres (6,476 acres net to HOGA's interests) associated with the onshore Highlander subject interest. McMoRan has informed the Trustee that it has no plans to pursue, has relinquished, has allowed to expire or has sold all of its subject interests.

The following table reflects the oil and gas acreage associated with the onshore Highlander subject interest in which HOGA owned rights to the related leases as of December 31, 2020.

	Developed
	Gross	Net
	Acres	Acres
Onshore South Louisiana	9,000	6,476
Total as of December 31, 2020	9,000	6,476

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

Internal Control and Qualifications of Third Party Engineers and Internal Staff. John R. Cliver and Shane M. Howell are the technical personnel responsible for preparing the 2020 Gulf Coast Ultra Deep Royalty Trust reserve estimates at NSAI and meet the requirements regarding qualifications, independence, objectivity, and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. John R. Cliver is a Licensed Professional Engineer in the State of Texas, has been practicing consulting petroleum engineering at NSAI since 2009 and has over 5 years of prior industry experience. Shane M. Howell, a Licensed Professional Geoscientist in the State of Texas, has been practicing consulting petroleum geoscience at NSAI since 2005 and has over 7 years of prior industry experience. NSAI is an independent firm of petroleum engineers, geologists, geophysicists, and petrophysicists; the firm does not own an interest in HOGA's properties and is not employed on a contingent fee basis. HOGA works closely with NSAI independent reserve engineers to ensure the integrity, accuracy and timeliness of data furnished to NSAI in their reserve estimation process. HOGA provides historical information to NSAI, including ownership interest, natural gas production, well test data, commodity prices and operating and development costs.

HOGA’s Vice President & General Manager is a Licensed Professional Engineer in the State of Texas and has 34 years of technical experience in petroleum engineering and reservoir evaluation and analysis. This individual is the technical person primarily responsible for overseeing the internal reserves estimation process and providing the appropriate data to NSAI for the year-end natural gas reserves estimation process. The preparation of proved natural gas reserve estimates are completed in accordance with HOGA's internal control procedures. These procedures, which are intended to ensure reliability of reserve estimations, include (i) the review and verification of historical production data, (ii) the review by HOGA’s management of annually reported proved reserves, including the review of significant reserve changes and new proved undeveloped reserves additions, if any, (iii) the verification of property ownership; and (iv) none of HOGA's employee’s compensation being tied to the amount of reserves reported.

Proved Reserves. Proved reserve volumes attributable to the subject interests have been determined in accordance with SEC guidelines, which require the use of an average price, calculated as the twelve-month historical average of the first-day-of-the-month historical reference price as adjusted for location and quality differentials. The adjusted gas price used in HOGA's reserve report as of December 31, 2020, was $1.95 per Mcf of natural gas. The price is held constant throughout the life of the property, except where such guidelines permit alternate treatment, including the use of fixed and determinable contractual escalations. All of the natural gas reserves attributable to the subject interests are located in the U.S. There were no oil reserves as of December 31, 2020.

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

Proved reserves represent quantities of natural gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible—from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations—prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time. The following table presents estimated proved reserves attributable to the subject interests as of December 31, 2020:

Natural Gas
(MMcf)

Proved developed	1,523
Proved undeveloped	—
Total proved reserves	1,523

The following table reflects the present value of estimated future net cash flows before income taxes from the production and sale of estimated proved reserves attributable to the subject interests reconciled to the standardized measure of discounted net cash flows (standardized measure) at December 31, 2020.

Estimated undiscounted future net cash flows before income taxes	$2,206,100
Present value of estimated future net cash flows before income taxes (PV-10) (a)	1,807,300
Discounted future income taxes (b)	—
Standardized measure (See Note 9)	$1,807,300
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
(b)    For tax reporting purposes, the Royalty Trust is considered a non-taxable “pass-through” entity, see Note 4 to the Notes to Financial Statements located in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K.

    Refer to Note 9 to the Notes to Financial Statements located in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K for further discussion of proved reserves.

Production and Productive Well Interests. As of December 31, 2020, only the onshore Highlander subject interest had established commercial production, which began on February 25, 2015. Prior to this date there had been no commercial production of hydrocarbons from any of the subject interests. During the year ended December 31, 2020, the Royalty Trust received royalties of $790,465 from HOGA related to 515,278 Mcf of natural gas production attributable to the onshore Highlander subject interest with average post-production costs of $0.34 per Mcf and an average receipt price of $1.88 per Mcf. During the year ended December 31, 2019, the Royalty Trust received royalties of $1,386,064 from HOGA and McMoRan related to 582,484 Mcf of natural gas production attributable to the onshore Highlander subject interest with average post-production costs of $0.33 per Mcf and an average receipt price of $2.71 per Mcf.

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

Air and Climate Change.  The Clean Air Act (“CAA”), as amended, and comparable state laws and regulations restrict the emission of air pollutants from many sources and also impose various monitoring and reporting requirements. These laws and regulations may require HOGA to obtain pre‑approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, and to comply with stringent air permit or regulatory requirements or utilize specific equipment or technologies to control emissions.

The threat of climate change continues to attract considerable attention globally. In the United States, no comprehensive climate change legislation has been implemented at the federal level. However, following the U.S. Environmental Protection Agency (the “EPA”) determination that emissions of carbon dioxide, methane, and other greenhouse gases (“GHG”) present an endangerment to public health and welfare in December 2009, the EPA adopted regulations in 2011 to regulate GHG emissions from certain large stationary sources, require the monitoring and reporting of GHG emissions from certain sources, and (together with the National Highway Traffic Safety Administration), implement GHG emissions limits on vehicles manufactured for operation in the United States, among other things. President Biden has highlighted addressing climate change as a priority of his administration, and federal regulators, state and local governments, and private parties have taken (or announced that they plan to take) actions that have or may have a significant influence on HOGA’s operations. The Biden Administration has also issued several executive orders that have, among others, recommitted the United States to the Paris Agreement, called for a government-wide approach to addressing climate change, and called for the reinstatement or issuance of methane emissions standards for new, modified, and existing oil and gas facilities. Additional climate-related regulations have been passed by several states, and additional laws may be implemented at the federal, state, or local levels. Please see Part I, Item 1A. “Risk Factors” of this Form 10-K for further discussion of risks related to climate change and the regulation of methane emissions and GHGs.

Separately, the EPA finalized a more stringent National Ambient Air Quality Standard (“NAAQS”) for ozone in October 2015 and completed attainment/nonattainment designations in 2018. In addition, on January 20, 2021, President Biden issued an executive order calling on the EPA to propose a Federal Implementation Plan for the ozone standard for certain states by January 2022, in response to those states’ failure to submit an adequate state plan for the control of ozone precursor emissions from certain oil and gas sources. State or federal implementation of the revised NAAQs in the areas in which HOGA operates could result in increased costs for emission controls and requirements for additional monitoring and testing, as well as a more cumbersome permitting process. Failure to comply with air quality regulations may also result in administrative, civil, and/or criminal penalties for non-compliance.

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

How the EPA and the ACE define “waters of the United States” (WOTUS) can impact HOGA’s regulatory and permitting obligations under the CWA. In September 2015, the EPA and the ACE issued new rules defining the scope of the EPA’s and the ACE’s jurisdiction under the CWA with respect to certain types of waterbodies and classifying these waterbodies as regulated wetlands. However, following the change in presidential administrations, there have been several attempts to modify this rule. For example, on January 23, 2020, the EPA and the ACE finalized the Navigable Waters Protection Rule, which narrows the definition of “waters of the United States” relative to the prior 2015 rulemaking. Legal challenges to the definition of WOTUS are ongoing, and the Biden Administration may propose a new interpretation of WOTUS. To the extent that HOGA must obtain permits for the discharge of pollutants or for dredge and fill activities in wetland areas or other waters of the United States, HOGA could face increased costs and delays associated with obtaining such permits under any broader definition of WOTUS that expands the scope of CWA jurisdiction.

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

The widely held fixed investment trust reporting requirements provide for the dissemination of trust tax information by the trustee to intermediaries who are ultimately responsible for reporting the investor-specific information through Form 1099 to the investors and the IRS. Every trustee or intermediary that is required to file a Form 1099 for a Royalty Trust unitholder must furnish a written tax information statement that is in support of the amounts as reported on the applicable Form 1099 to the Royalty Trust unitholder. In compliance with the reporting requirements of the Treasury Regulations for non-mortgage widely held fixed investment trusts and the dissemination of Royalty Trust tax reporting information, the Trustee provides a generic tax information reporting booklet which is intended to be used only to assist Royalty Trust unitholders in the preparation of their 2020 U.S. federal and state income tax returns. This tax information booklet can be obtained at https://gultu.q4web.com/tax-information/default.aspx. Any generic tax information provided by the Trustee is intended to be used only to assist Royalty Trust unitholders in the preparation of their U.S. federal and state income tax returns.

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
WHERE YOU CAN FIND OTHER INFORMATION

The Royalty Trust maintains a website at http://gultu.q4web.com/home/default.aspx. The Royalty Trust’s filings under the Exchange Act are available through its website and are also available electronically from the website maintained by the SEC at http://www.sec.gov. In addition, the Royalty Trust will provide electronic and paper copies of its recent filings free of charge upon request to the Trustee.

Item 1A. Risk Factors

This Form 10-K contains “forward-looking statements.” Please refer to the section above entitled “Forward-Looking Statements” for more information.

Risks Related to the Ongoing COVID-19 Pandemic

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

Royalties that the Royalty Trust receives from its share of production will be reduced as a result of lower natural gas prices. As a result, future distributions from the Royalty Trust to its unitholders could be reduced or discontinued. In addition, lower oil and natural gas prices reduce the likelihood that the subject interests will be developed or that any oil or natural gas discovered will be economic to produce. The volatility of energy prices reduces the accuracy of estimates of future cash distributions to the Royalty Trust unitholders and could affect the value of the royalty trust units. During the year ended December 31, 2020, benchmark prices for oil and natural gas were significantly depressed, which resulted in a decrease in royalties received by the Royalty Trust and corresponding distributions to the Royalty Trust unitholders in 2020. To the extent the global COVID-19 pandemic continues to adversely affect the global economy, and/or adversely affects the Royalty Trust's business, financial condition, liquidity, or results of operations, it may also have the effect of increasing the likelihood and/or magnitude of other risks, including those risks related to market, credit, geopolitical and business operations, or risks described in the Royalty Trust's other filings with the SEC. In addition, the global COVID-19 pandemic, or any recurrence of the outbreak of COVID-19, may also affect proceeds to the Royalty Trust or distributions to Royalty Trust untiholders in a manner that is not presently known to the Royalty Trust or that the Royalty Trust currently does not expect to present a significant risk to proceeds to the Royalty Trust or distributions to Royalty Trust unitholders. Any such future developments are dependent upon factors including, but are not limited to, the duration and spread of the outbreak, its severity, any recurrence of the outbreak, the actions to contain the virus or treat its impact, the size and effectiveness of the compensating measures taken by governments, and how quickly and to what extent normal economic and operating conditions can resume.

Risks Related to Operations

The value of the royalty trust units is uncertain. The onshore Highlander subject interest is the only subject interest that has established commercial production.
The Royalty Trust's only assets and sources of income are the overriding royalty interests burdening the subject interests. The overriding royalty interests entitle the Royalty Trust to receive a portion of the proceeds derived from the sale of hydrocarbons associated with the subject interests, if any. Other than the onshore Highlander subject interest, whose well began commercial production on February 25, 2015, the subject interests remain “exploration concepts.” As McMoRan reported to the Trustee, McMoRan has no plans to pursue, has relinquished, has allowed to expire or has sold all of its subject interests.

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

Even though distributions were paid to Royalty Trust unitholders in 2019, 2020 and the first quarter of 2021, distributions may not necessarily be made in the future. The Royalty Trust's only other sources of liquidity are mandatory annual contributions, any loans and the required standby reserve account or letter of credit from FCX. As a result, any material adverse change in FCX's or HOGA's financial condition or results of operations could materially and adversely affect the Royalty Trust and the royalty trust units.

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

Natural gas prices fluctuate due to a number of factors that are beyond the control of the Royalty Trust and HOGA, and lower prices could reduce proceeds to the Royalty Trust and cash distributions to Royalty Trust unitholders.

Natural gas prices fluctuate widely in response to relatively minor changes in supply, market uncertainty and a variety of additional factors that are beyond the control of HOGA and the Royalty Trust. These factors include, among others:

•regional, domestic and foreign supply of, and demand for, natural gas, as well as perceptions of supply of, and demand for, natural gas;

•U.S. and worldwide political and economic conditions;

•the occurrence or threat of epidemic or pandemic diseases, such as the recent outbreak of a novel strain of coronavirus known as COVID-19, or any government response to such occurrence or threat;

•weather conditions and seasonal trends;

•anticipated future prices of natural gas, alternative fuels and other commodities;

•technological advances affecting energy consumption and energy supply;

•the proximity, capacity, cost and availability of pipeline infrastructure, treating, transportation and refining capacity;

•natural disasters and other acts of force majeure;

•domestic and foreign governmental regulations and taxation;

•energy conservation and environmental measures; and

•the price and availability of alternative fuels.

During 2020, the New York Mercantile Exchange (NYMEX) natural gas price fluctuated from a low of $1.43 per MMBtu to a high of $3.40 per MMBtu. On March 19, 2021, the NYMEX natural gas price was $2.57 per MMBtu. Royalties that the Royalty Trust receives from its share of production will be reduced as a result of lower natural gas prices. As a result, future distributions from the Royalty Trust to its unitholders could be reduced or discontinued. In addition, lower oil and natural gas prices reduce the likelihood that the subject interests will be developed or that any oil or natural gas discovered will be economic to produce. The volatility of energy prices reduces the accuracy of estimates of future cash distributions to the Royalty Trust unitholders and could affect the value of the royalty trust units.

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

These risks include:

•tropical storms and hurricanes, which are particularly common in South Louisiana during the summer and early fall of each year, and which can damage or completely destroy drilling, production and treatment facilities, which can result in the interruption or permanent cessation of production from associated wells;

•flooding caused by heavy rain, which can result in the interruption or permanent cessation of production from associated wells;

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

Risks Related to Environmental Conditions

Climate change laws and regulations restricting emissions of greenhouse gases could result in increased operating costs and reduced demand for the oil and natural gas that HOGA produces while the physical effects of climate change could disrupt their production and cause it to incur significant costs in preparing for or responding to those effects.

The threat of climate change continues to attract considerable attention globally. In the United States, no comprehensive climate change legislation has been implemented at the federal level. However, President Biden has highlighted addressing climate change as a priority of his administration, and federal regulators, state and local governments, and private parties have taken (or announced that they plan to take) actions that have or may have a significant influence on HOGA’s operations. For example, following the determination that emissions of carbon dioxide, methane, and other GHGs present an endangerment to public health and welfare, the EPA has adopted regulations to regulate GHG emissions from certain large stationary sources, require the monitoring and reporting of GHG emissions from certain sources, and (together with the National Highway Traffic Safety Administration), implement GHG emissions limits on vehicles manufactured for operation in the United States, among other things. The regulation of methane from oil and gas facilities has been subject to uncertainty in recent years. In September 2020, the Trump Administration revised prior regulations to rescind certain methane standards and remove the transmission and storage segments from the source category for certain regulations. However, on January 20, 2021, President Biden signed an executive order calling for the suspension, revision, or rescission of the September 2020 rule and the reinstatement or issuance of methane emissions standards for new, modified, and existing oil and gas facilities.
Separately, a number of states have developed programs that are aimed at reducing GHG emissions by means of cap and trade programs, carbon taxes, or encouraging the use of renewable energy or alternative low-carbon fuels. Cap and trade programs typically require major sources of GHG emissions to acquire and surrender emission allowances in return for emitting those GHGs. In addition, efforts have been made and continue to be made in the international community toward the adoption of international treaties or protocols that would address global climate change issues. For example, in April 2016, the United States signed the Paris Agreement, which includes nonbinding pledges to limit or reduce future emissions. Although the United States had withdrawn from the Paris Agreement, President Biden has signed executive orders recommitting the United States to the Paris Agreement and calling for the federal government to begin formulating the United States’ nationally determined emissions reduction goals under the Paris Agreement. However, the impacts of these orders and the terms of any legislation or regulation to implement the United States’ commitment under the Paris Agreement remain unclear at this time.

Concern over climate change has also resulted in political risks in the United States, including climate-related pledges by certain candidates now in public office. On January 27, 2021, President Biden issued an executive order that commits to substantial action on climate change, calling for, among other things, the increased use of zero-emissions vehicles by the federal government, the elimination of subsidies provided to the fossil fuel industry, a suspension on the issuance of new authorizations for oil and gas activities on federal lands, and an increased emphasis on climate-related risk across governmental agencies and economic sectors. Other actions that could be pursued by the Biden Administration may include the imposition of more restrictive requirements for the establishment of pipeline infrastructure or the permitting of LNG export facilities, as well as more restrictive GHG emissions limitations for oil and gas facilities. Litigation risks are also increasing, as a number of cities and other local governments have sought to bring suit against the largest oil and gas companies in state or federal court, alleging, among other things, that such companies created public nuisances by producing fuels that contributed to climate change or alleging that the companies have been aware of the adverse effects of climate change for some time but failed to adequately disclose such impacts to their investors or customers.

Additionally, HOGA’s access to capital may be impacted by climate-related policies. Financial institutions may elect in the future to shift some or all of their investment into non-fossil fuel related sectors. There is also a risk that financial institutions may be required to adopt policies that have the effect of reducing the funding provided to the fossil fuel sector. Ultimately, this could make it more difficult to secure funding for exploration and production activities. Additionally, activist shareholders have introduced proposals that may seek to force companies to adopt aggressive emission reduction targets or to shift away from more carbon-intensive industries. Separately, activists may also pursue other means of curtailing natural gas operations, such as through litigation.

Separately, many scientists have concluded that increasing concentrations of GHG in the earth’s atmosphere may produce significant physical effects, such as increased frequency and severity of storms, droughts, and floods, among other climatic phenomena. If any of those effects were to occur in areas where HOGA’s facilities are located, they could have an adverse effect on the Royalty Trust's results of operations and financial condition.

Risks Related to the Royalty Trust Structure

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

Additionally, the royalty trust units could become subject to the SEC’s “penny stock” regulations. The SEC defines a “penny stock” as any equity security that has a market price of less than $5.00 per share subject to certain exceptions, including securities of issuers with net tangible assets in excess of $2.0 million that have been in continuous operation for at least three years. The Royalty Trust had approximately $2.0 million in net tangible assets at December 31, 2020. If the royalty trust units become subject to the SEC’s penny stock regulations, brokers may be less willing to execute transactions in the royalty trust units as a result of the requirements imposed by these regulations, which could further limit the liquidity of the royalty trust units.

The Royalty Trust unitholders may experience fluctuations in the market price and volume of the trading market for the royalty trust units for many reasons, including, without limitation:

•as a result of other risk factors discussed in this Form 10-K;

•the failure of the subject interests to produce hydrocarbons;

•decisions by McMoRan or HOGA to delay or not to pursue the exploration or development of some or all of their respective subject interests;

•reasons unrelated to operational performance, such as reports by industry analysts, investor perceptions, or announcements by competitors regarding their own performance;

•legal or regulatory changes that could impact the business of McMoRan or HOGA; and

•general economic, securities markets and industry conditions.

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

Pursuant to the royalty trust agreement, FCX has agreed to pay annual trust expenses up to a maximum amount of $350,000, with no right of repayment or interest due, to the extent the Royalty Trust lacks sufficient funds to pay administrative expenses. No such contributions were made during the years ended December 31, 2020 and 2019. In addition to such annual contributions, FCX has agreed to lend money, on an unsecured, interest-free basis, to the Royalty Trust to fund the Royalty Trust's ordinary administrative expenses as set forth in the royalty trust agreement. All funds the Trustee borrows to cover expenses or liabilities, whether from FCX or from any other source, must be repaid before the Royalty Trust unitholders will receive any distributions. No loans or repayments were made during the years ended December 31, 2020 and 2019.

Pursuant to the royalty trust agreement, FCX agreed to provide and maintain a $1.0 million stand-by reserve account or an equivalent letter of credit for the benefit of the Royalty Trust to enable the Trustee to draw on such reserve account or letter of credit to pay obligations of the Royalty Trust if its funds are inadequate to pay its obligations at any time. Currently, with the consent of the Trustee, FCX may reduce the reserve account or substitute a letter of credit with a different face amount for the original letter of credit or any substitute letter of credit. In connection with this arrangement, FCX has provided $1.0 million in the form of a reserve fund cash account to the Royalty Trust. As of December 31, 2020, the Royalty Trust had not drawn any funds from the reserve account, and FCX had not requested a reduction of such reserve account. If FCX requested and the Royalty Trust consented to reduce the current $1.0 million reserve cash fund, the Royalty Trust's ability to fund ongoing administrative expenses could be adversely affected.

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
At December 31, 2020, the Royalty Trust had 230,172,696 royalty trust units outstanding. In connection with the Highlander Sale on February 5, 2019, McMoRan assigned 31,143,150 royalty trust units to HOGA and retained 31,143,149 royalty trust units. FCX and HOGA each hold 13.5% of the outstanding royalty trust units. FCX or HOGA may sell royalty trust units in the public or private markets. Any such sales may have a material adverse effect on the trading price of the royalty trust units. A small number of other unitholders also hold significant percentages of the outstanding royalty trust units, and sales by such holders also may have a material adverse effect on the trading price of the royalty trust units. See Part III, Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Royalty Trust Unitholder Matters” of this Form 10-K.
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
Risks Related to Cybersecurity

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
Risks Related to Taxes

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

PART II

Item 5. Market for Registrant's Royalty Trust Units, Related Royalty Trust Unitholder Matters and Issuer Purchases of Royalty Trust Units

    The royalty trust units are quoted on the OTC Pink tier of the over-the-counter, or OTC, markets under the symbol “GULTU.” For information regarding the OTC Pink and fluctuations in the market price and trading volume of the royalty trust units, see Part I, Item 1A. “Risk Factors - There is a limited public market for the royalty trust units, which could affect the market price, trading volume, liquidity and resale price of the royalty trust units” of this Form 10-K.

The following table shows the high and low sales/bid prices, as applicable, per royalty trust unit as reported on the OTC Pink for the periods indicated. Quotations on the OTC Pink reflect bid and ask quotations, may reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions.

	2020		2019
	High	Low	High	Low
First Quarter	$0.03	$0.01	$0.03	$0.03
Second Quarter	0.02	0.02	0.03	0.02
Third Quarter	0.02	0.01	0.04	0.02
Fourth Quarter	$0.02	$0.01	$0.05	$0.02

As of March 19, 2021, there were 230,172,696 royalty trust units outstanding and 4,488 Royalty Trust unitholders of record.

Recent Sales of Unregistered Securities and Royalty Trust Unitholder Matters

    There were no equity securities sold by the Royalty Trust during the year ended December 31, 2020. At December 31, 2020, the Royalty Trust had 230,172,696 royalty trust units outstanding. In connection with the Highlander Sale on February 5, 2019, McMoRan assigned 31,143,150 royalty trust units to HOGA and retained 31,143,149 royalty trust units. FCX and HOGA each hold 13.5% of the outstanding royalty trust units.

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

Item 7. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

You should read the following discussion in conjunction with Part II, Item 8. “Financial Statements and Supplementary Data” and Part I, Items 1. and 2. “Business and Properties” of this Form 10-K. The results of operations reported and summarized below are not necessarily indicative of future operating results. Unless otherwise specified, all references to “Notes” refer to Notes to Financial Statements located in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K. A glossary of definitions for some of the oil and gas industry terms used in this Form 10-K is provided beginning on page 48. Additionally, please refer to the section above entitled “Forward-Looking Statements” in this Form 10-K. The information below has been furnished to the Trustee by Highlander Oil & Gas Assets LLC (HOGA).

COVID-19 Pandemic and Market Conditions Update

In March 2020, the World Health Organization designated the outbreak of the novel coronavirus known as COVID-19 as a pandemic. The COVID-19 pandemic and related economic repercussions have created significant volatility, uncertainty, and turmoil in the oil and natural gas industry. Governments have tried to slow the spread of the virus by imposing social distancing guidelines, travel restrictions, and stay-at-home orders, which have caused a significant decrease in activity in the global economy and the demand for oil and natural gas. Demand and pricing may continue to decline if there is a resurgence of the virus across the U.S. and other locations around the world. The extent of the additional impacts on the oil and natural gas industry, the duration of the COVID-19 pandemic, the speed and effectiveness of vaccine distributions to combat the virus, and further effects on the Royalty Trust cannot be reasonably predicted at this time.

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

The Royalty Trust was created to hold a 5% gross overriding royalty interest (collectively, the overriding royalty interests) in future production from each of McMoRan's Inboard Lower Tertiary/Cretaceous exploration prospects located in the shallow waters of the Gulf of Mexico and onshore in South Louisiana that existed as of December 5, 2012, the date of the merger agreement (collectively, the subject interests). The subject interests were “carved out” of the mineral interests acquired by FCX pursuant to the merger and were not considered part of FCX's purchase consideration of MMR. McMoRan has informed the Trustee that it has no plans to pursue, has relinquished, has allowed to expire or has sold all of its subject interests.

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
Currently, only the onshore Highlander subject interest has established commercial production. The Royalty Trust has no ability to direct or influence the exploration or development of the subject interests. In addition, none of FCX, McMoRan or HOGA is under any obligation to fund or to commit any other resources to the exploration or development of the subject interests. To the extent that HOGA does not fund further exploration and development of the onshore Highlander subject interest, or if for any other reason sufficient production from the onshore Highlander subject interest is not maintained in commercial quantities, Royalty Trust unitholders will not realize any additional value from their investment in the royalty trust units.

The royalty trust units are quoted on the OTC Pink tier of the OTC markets. The OTC Pink is a significantly more limited market than the national securities exchanges, which could adversely affect the market price, trading volume, liquidity and resale price of the royalty trust units.
For information regarding the OTC Pink, see Part I, Item IA. “Risk Factors - There is a limited public market for the royalty trust units, which could affect the market price, trading volume and resale price of the royalty trust units” of this Form 10-K.
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

RESULTS OF OPERATIONS

Royalty Income. The onshore Highlander subject interest began commercial production on February 25, 2015. Prior to this date there had been no commercial production of hydrocarbons from any of the subject interests. As of December 31, 2020, only the onshore Highlander subject interest had established commercial production. During the year ended December 31, 2020, the Royalty Trust received royalties of $790,465 from HOGA related to 515,278 Mcf of natural gas production attributable to the onshore Highlander subject interest with average post-production costs of $0.34 per Mcf and an average receipt price of $1.88 per Mcf. During the year ended December 31, 2019, the Royalty Trust received royalties of $1,386,064 from McMoRan and HOGA related to 582,484 Mcf of natural gas production attributable to the onshore Highlander subject interest with average post-production costs of $0.33 per Mcf and an average receipt price of $2.71 per Mcf. Lower royalty income in 2020 as compared to 2019 is primarily due to lower natural gas prices during 2020 and decreased production from normal production decline and from adverse weather conditions resulting in temporary shut-ins.

Administrative Expenses. For the years ended December 31, 2020 and 2019, the Royalty Trust paid administrative expenses of $617,153 and $588,987, respectively. Administrative expenses, which consisted primarily of audit, legal and trustee expenses incurred in connection with the administration of the Royalty Trust, were higher in 2020 as compared to 2019 primarily because of the timing of payments for professional fees.
LIQUIDITY AND CAPITAL RESOURCES

Pursuant to the royalty trust agreement, FCX has agreed to pay annual trust expenses up to $350,000, with no right of repayment or interest due, to the extent the Royalty Trust lacks sufficient funds to pay administrative expenses. No such contributions were made during the years ended December 31, 2020 or 2019. In addition to such annual contributions, FCX has agreed to lend money, on an unsecured, interest-free basis, to the Royalty Trust to fund the Royalty Trust's ordinary administrative expenses as set forth in the royalty trust agreement. All funds the Trustee borrows to cover expenses or liabilities, whether from FCX or from any other source, must be repaid before the Royalty Trust unitholders will receive any distributions. No loans or repayments were made during the years ended December 31, 2020 or 2019.

Pursuant to the royalty trust agreement, FCX also agreed to provide and maintain a $1.0 million stand-by reserve account or an equivalent letter of credit for the benefit of the Royalty Trust to enable the Trustee to draw on such reserve account or letter of credit to pay obligations of the Royalty Trust if its funds are inadequate to pay its obligations at any time. Currently, with the consent of the Trustee, FCX may reduce the reserve account or substitute a letter of credit with a different face amount for the original letter of credit or any substitute letter of credit. In connection with this arrangement, FCX has provided $1.0 million in the form of a reserve fund cash account to the Royalty Trust. As of December 31, 2020, the Royalty Trust had not drawn any funds from the reserve account, and FCX had not requested a reduction of such reserve account.

In connection with the completion of the Highlander Sale, HOGA assumed all administrative and reporting responsibilities with respect to the Royalty Trust, including those described in Article III of the royalty trust agreement.

As of December 31, 2020, only the onshore Highlander subject interest had established commercial production. Royalties are paid to the Royalty Trust on the last day of the month following the month in which production payments are received by McMoRan or HOGA in accordance with the terms of the master conveyance. In accordance with the master conveyance, the Royalty Trust received royalties from McMoRan and HOGA of $790,465 and $1,386,064 during the years ended December 31, 2020 and 2019, respectively, due to production from the onshore Highlander subject interest.

Royalties received by the Royalty Trust must first be used to (i) satisfy Royalty Trust administrative expenses and (ii) reduce Royalty Trust indebtedness. The Royalty Trust had no indebtedness outstanding as of December 31, 2020. Additionally, the Trustee has established a minimum cash reserve of $250,000. As a result, distributions will be made to Royalty Trust unitholders only when royalties received less administrative expenses incurred and repayment of any indebtedness exceeds the $250,000 minimum cash reserve. Distributable income totaled $175,164 and $806,028 for the years ended December 31, 2020 and 2019, respectively. On January 15, 2021, the Royalty Trust declared a cash distribution of $0.000310 per unit paid on February 12, 2021, to unitholders of record on January 29, 2021. These distributions are not necessarily indicative of future distributions. The Royalty Trust's only other sources of liquidity are mandatory annual contributions, any loans and the required standby reserve account or letter of credit from FCX. As a result, any material adverse change in FCX's, McMoRan's or HOGA's financial condition or results of operations could materially and adversely affect the Royalty Trust and the underlying royalty trust units. See Part I, Item 1A. “Risk Factors” of this Form 10-K for more information.

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

The Royalty Trust evaluates the carrying values of the overriding royalty interests in the subject interests for impairment if conditions indicate that potential uncertainty exists regarding the Royalty Trust’s ability to recover its recorded amounts related to the overriding royalty interests. Indications of potential impairment with respect to the overriding royalty interests can include, among other things, subject interest lease expirations, reductions in estimated reserve quantities or resource potential, changes in estimated future oil and gas prices, exploration costs, and/or drilling plans, and other matters that arise that could negatively impact the carrying values of the overriding royalty interests. If an impairment event occurs and it is determined that the carrying value of the Royalty Trust's overriding royalty interests in the subject interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the overriding royalty interests in the subject interests exceeds the fair value of these assets, which would be measured by discounting projected cash flows. The related impairment amounts are recorded as a reduction to the overriding royalty interests with an offsetting reduction to the Trust Corpus in the period such impairment is determined, see Note 3. No impairment charges were recorded during the years ended December 31, 2020 and 2019.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE TRUSTEE AND HOLDERS OF ROYALTY TRUST UNITS
OF GULF COAST ULTRA DEEP ROYALTY TRUST:

Opinion on the Financial Statements

We have audited the accompanying statements of assets, liabilities and trust corpus of Gulf Coast Ultra Deep Royalty Trust (the Royalty Trust) as of December 31, 2020 and 2019, the related statements of distributable income and changes in trust corpus for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the assets, liabilities and trust corpus of the Royalty Trust at December 31, 2020 and 2019, and the distributable income for each of the two years in the period ended December 31, 2020, in conformity with modified cash basis of accounting described in Note 1.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. We determined that there are no critical audit matters.

/s/ Ernst & Young LLP

We have served as the Royalty Trust's auditor since 2013.

New Orleans, Louisiana
March 23, 2021

GULF COAST ULTRA DEEP ROYALTY TRUST
STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	December 31,
	2020	2019
ASSETS
Operating cash	$321,252	$412,249
Reserve fund cash and short-term investments	1,054,444	1,047,541
Overriding royalty interests in subject interests, net	609,806	823,927
Total assets	$1,985,502	$2,283,717

LIABILITIES AND TRUST CORPUS
Reserve fund liability	$1,054,444	$1,047,541
Trust corpus (230,172,696 royalty trust units authorized, issued and outstanding as of December 31, 2020 and 2019)	931,058	1,236,176
Total liabilities and trust corpus	$1,985,502	$2,283,717

The accompanying notes are an integral part of these financial statements.

GULF COAST ULTRA DEEP ROYALTY TRUST
STATEMENTS OF DISTRIBUTABLE INCOME

	Years Ended December 31,
	2020	2019

Royalty income	$790,465	$1,386,064
Interest income and other	1,852	8,951
Administrative expenses	(617,153)	(588,987)
Income in excess of administrative expenses	$175,164	$806,028

Distributable income	$175,164	$806,028

Distributable income per royalty trust unit	$0.000761	$0.003502
Royalty trust units outstanding at end of year	230,172,696	230,172,696

The accompanying notes are an integral part of these financial statements.

GULF COAST ULTRA DEEP ROYALTY TRUST
STATEMENTS OF CHANGES IN TRUST CORPUS

	Years Ended December 31,
	2020	2019

Trust corpus, beginning of period	$1,236,176	$1,800,617
Amortization of overriding royalty interests in subject interests	(214,121)	(471,671)
Income in excess of administrative expenses	175,164	806,028
Distributions paid	(266,161)	(898,798)
Trust corpus, end of period	$931,058	$1,236,176

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

The Royalty Trust evaluates the carrying values of the overriding royalty interests in the subject interests for impairment if conditions indicate that potential uncertainty exists regarding the Royalty Trust’s ability to recover its recorded amounts related to the overriding royalty interests. Indications of potential impairment with respect to the overriding royalty interests can include, among other things, subject interest lease expirations, reductions in estimated reserve quantities or resource potential, changes in estimated future oil and natural gas prices, exploration costs, and/or drilling plans, and other matters that arise that could negatively impact the carrying values of the overriding royalty interests. If an impairment event occurs and it is determined that the carrying value of the Royalty Trust's overriding royalty interests in the subject interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the overriding royalty interests in the subject interests exceeds the fair value of these assets, which would be measured by discounting projected cash flows. The related impairment amounts are recorded as a reduction to the overriding royalty interest with an offsetting reduction to the Trust Corpus in the period such impairment is determined. Impairment of the carrying values of the overriding royalty interests in the subject interests involves a significant amount of judgment and may be subject to changes over time based on drilling plans and results, geophysical evaluations, the assignment of proved natural gas reserves, availability of capital and other factors. Fair value accounting guidance includes a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 inputs) and the lowest priority to unobservable inputs (Level 3). When indicators of impairment are present and it is determined that the carrying value of the Royalty Trust's overriding royalty interests in the subject interests exceeds the estimated undiscounted cash flows of the subject interest, fair value estimates utilized in the impairment assessment are determined based on inputs not observable in the market and thus represent Level 3 measurements. No impairment charges were recorded during the years ended December 31, 2020, and December 31, 2019.

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

The Royalty Trust was created to hold a 5% gross overriding royalty interest (collectively, the overriding royalty interests) in future production from each of McMoRan's Inboard Lower Tertiary/Cretaceous exploration prospects located in the shallow waters of the Gulf of Mexico and onshore in South Louisiana that existed as of December 5, 2012, the date of the merger agreement (collectively, the subject interests). The subject interests were “carved out” of the mineral interests acquired by FCX pursuant to the merger and were not considered part of FCX's purchase consideration of MMR.

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

3. OVERRIDING ROYALTY INTERESTS

The royalty trust units represent beneficial interests in the Royalty Trust, which holds a 5% gross overriding royalty interest in future production from each of the subject interests during the life of the Royalty Trust. An “overriding” royalty interest in general represents a non-operating interest in an oil and gas property that provides the owner a specified share of production without any related operating expenses or development costs and is carved out of an oil and gas lessee's working or cost-bearing interest in the lease. In contrast, a “working” or “cost-bearing” interest in general represents an operating interest in an oil and gas property that provides the owner a specified share of production that is subject to all production expenses and development costs. An owner of a working or cost-bearing interest, subject to the terms of an applicable operating agreement, generally has the right to participate in the selection of a prospect, drilling location or drilling contractor; to propose the drilling of a well; to determine the timing and sequence of drilling operations; to commence or shut down production; to take over operations; or to share in any operating decision. An owner of an overriding royalty interest generally has none of the rights described in the preceding sentence, and neither the Royalty Trust nor the Royalty Trust unitholders have any such rights. The Royalty Trust's 5% gross overriding royalty interest in future production from each subject interest is proportionately reduced based on McMoRan's or HOGA's respective working interest in the subject interest.

The subject interests originally consisted of 20 specified Inboard Lower Tertiary/Cretaceous prospects (with target depths generally greater than 18,000 feet total vertical depth) located in the shallow waters of the Gulf of Mexico and onshore in South Louisiana. As of December 31, 2020, only the onshore Highlander subject interest had established commercial production.

The onshore Highlander subject interest began commercial production on February 25, 2015. Prior to this date there had been no commercial production of hydrocarbons from any of the subject interests. An amortization charge related to production volumes associated with the onshore Highlander subject interest reduced the carrying value of the overriding royalty interests in the subject interests by $214,121 and $471,671 for the years ended December 31, 2020 and 2019, respectively. Accumulated amortization was $6,146,894 and $5,932,773 for the years ended December 31, 2020 and 2019, respectively.

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

5. RELATED PARTY TRANSACTIONS

Royalties. As of December 31, 2020, only the onshore Highlander subject interest had established commercial production. In accordance with the master conveyance, the Royalty Trust received royalties from McMoRan and HOGA of $790,465 and $1,386,064 during the years ended December 31, 2020 and 2019, respectively, resulting from production from the onshore Highlander subject interest. Royalties received by the Royalty Trust must first be used to (i) satisfy Royalty Trust administrative expenses and (ii) reduce Royalty Trust indebtedness. The Royalty Trust had no indebtedness outstanding as of December 31, 2020. Additionally, the Trustee has established a minimum cash reserve of $250,000. As a result, distributions are made to Royalty Trust unitholders only when royalties received less administrative expenses incurred and repayment of any indebtedness exceeds the $250,000 minimum cash reserve. See Note 6.

Funding of Administrative Expenses. Pursuant to the royalty trust agreement, FCX has agreed to pay annual trust expenses up to $350,000, with no right of repayment or interest due, to the extent the Royalty Trust lacks sufficient funds to pay administrative expenses. No such contributions were made during the years ended December 31, 2020, and 2019. In addition to such annual contributions, FCX has agreed to lend money, on an unsecured, interest-free basis, to the Royalty Trust to fund the Royalty Trust's ordinary administrative expenses as set forth in the royalty trust agreement. All funds the Trustee borrows to cover expenses or liabilities, whether from FCX or from any other source, must be repaid before the Royalty Trust unitholders will receive any distributions. No loans or repayments were made during the years ended December 31, 2020, and 2019.

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

Royalty Trust Units Held by FCX and HOGA. At December 31, 2020, the Royalty Trust had 230,172,696 royalty trust units outstanding. In connection with the Highlander Sale on February 5, 2019, McMoRan assigned 31,143,150 royalty trust units to HOGA and retained 31,143,149 royalty trust units. FCX and HOGA each hold 13.5% of the outstanding royalty trust units.

6. DISTRIBUTIONS

Distributable income totaled $175,164 and $806,028 for the years ended December 31, 2020 and 2019, respectively. A summary of quarterly per unit distributions for the years ended December 31, 2020 and 2019 is set forth in the table below.

Three-month period ended:	2020				2019
	Amount	Per Unit Amount	Record Date	Payment Date	Amount	Per Unit Amount	Record Date	Payment Date
March 31,	$76,819	$0.000334	4/30/2020	5/14/2020	$262,187	$0.001139	4/30/2019	5/14/2019
June 30,	$1,702	$0.000007	7/30/2020	8/13/2020	$243,530	$0.001058	7/30/2019	8/13/2019
September 30,	$25,391	$0.000110	10/30/2020	11/13/2020	$138,062	$0.000600	10/30/2019	11/13/2019
December 31,	$71,252	$0.000310	1/29/2021	2/12/2021	$162,249	$0.000705	1/30/2020	2/13/2020

On January 15, 2021, the Royalty Trust declared a cash distribution of $0.000310 per unit paid on February 12, 2021, to unitholders of record on January 29, 2021. These distributions are not necessarily indicative of future distributions.

Natural gas sales volumes (in thousands of cubic feet, or Mcf), average sales price (per Mcf) and net cash proceeds available for distribution for the years ended December 31, 2020 and 2019, are set forth in the table below.

	2020	2019
Natural gas sales volumes (Mcf) (a)	515,278	582,484
Natural gas average sales price (per Mcf)	1.88	2.71
Gross proceeds	967,145	1,575,696
Post-production costs and specified taxes	(176,680)	(189,632)
Royalty income	790,465	1,386,064
Interest and dividend income	1,852	8,951
Administrative expenses	(617,153)	(588,987)
Income in excess of administrative expenses	175,164	806,028
Net cash proceeds available for distribution	$175,164	806,028

(a)     Attributable to the onshore Highlander subject interest, which is the only subject interest with commercial production.

7. CONTINGENCIES

Litigation. There are currently no pending legal proceedings to which the Royalty Trust is a party.

8. SUBSEQUENT EVENTS

On January 15, 2021, the Royalty Trust declared a cash distribution of $0.000310 per unit paid on February 12, 2021, to unitholders of record on January 29, 2021.

The Royalty Trust evaluated all other events subsequent to December 31, 2020, and through the date the Royalty Trust’s financial statements were issued, and determined that all events or transactions occurring during this period requiring recognition or disclosure were appropriately addressed in these financial statements.

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

	Natural Gas (MMcf)(a)
	2020	2019

Proved reserves:
Balance at beginning of year	1,940	1,376
Revisions of previous estimates(b)	98	1,146
Extensions and discoveries	—	—
Acquisition of reserves in-place	—	—
Sale of reserves in-place	—	—
Purchase of reserves in-place	—	—
Production	(515)	(582)
Balance at end of year	1,523	1,940

Proved developed reserves at end of year	1,523	1,940
Proved undeveloped reserves at end of year	—	—

(a)     MMcf = millions of cubic feet.
(b)    For the years ended December 31, 2020 and 2019, positive revisions associated with the onshore Highlander subject interest were primarily due to positive well performance for the Highlander well.

Standardized Measure. The Standardized Measure (discounted at 10%) from production of proved natural gas reserves has been developed as of December 31, 2020 and 2019, in accordance with SEC guidelines. HOGA estimated the quantity of proved natural gas reserves associated with the overriding royalty interests in the subject interests as well as the future periods in which they are expected to be produced based on year-end economic conditions. Estimates of future net revenues from the Royalty Trust's proved natural gas properties and the present value thereof were made using the twelve-month average of the first-day-of-the-month historical reference prices as adjusted for location and quality differentials, which are held constant throughout the life of the properties, except where such guidelines permit alternate treatment, including the use of fixed and determinable contractual price escalations. Future gross revenues were reduced by estimated specified post-production costs and taxes in accordance with the trust agreement. Future income taxes are not presented given the Royalty Trust's status as a non-taxable “pass through” entity. See Note 4.
The average realized sales price used in the Royalty Trust's reserve report, was $1.95 per Mcf of natural gas as of December 31, 2020 and $2.55 per Mcf of natural gas as of December 31, 2019.

The Standardized Measure related to proved reserves as of December 31 is presented below:

	2020	2019

Future cash inflows	$2,972,100	$4,944,400
Future costs applicable to future cash flows:
Production costs (primarily production and ad valorem taxes)	(766,000)	(905,800)
Development and abandonment costs	—	—
Future income taxes(a)	—	—
Future net cash flows	2,206,100	4,038,600
Discount for estimated timing of net cash flows (10% discount rate)(b)	(398,800)	(794,100)
Standardized measure	$1,807,300	$3,244,500

(a)No taxes are presented given the Royalty Trust's status as a non-taxable “pass-through” entity. See Note 4.

(b)Amounts reflect application of the required 10% discount rate to the estimated future net cash flows associated with production of estimated proved reserves.

A summary of the principal sources of changes in the Standardized Measure for the years ended December 31 is presented below:

	2020	2019
Balance at beginning of year	$3,244,500	$3,132,300
Sales, net of production expenses	(790,465)	(1,386,064)
Net change in prices and production expenses	(952,631)	(507,604)
Extensions, discoveries and improved recoveries	—	—
Changes in estimated future development costs	—	—
Previously estimated development costs incurred during the year	—	—
Sales of reserves in-place	—	—
Revisions of quantity estimates	113,792	2,117,260
Changes due to timing and other	(132,346)	(424,622)
Accretion of discount	324,450	313,230
Net change in income taxes	—	—
Balance at end of year	$1,807,300	$3,244,500

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

Internal Control Over Financial Reporting

(a) Trustee’s Annual Report on Internal Control over Financial Reporting. The Bank of New York Mellon Trust Company, N.A., as Trustee of the Royalty Trust, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act. The Trustee conducted an evaluation of the effectiveness of the Royalty Trust’s internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the “COSO criteria”). Based on the Trustee’s evaluation under the COSO criteria, the Trustee concluded that the Royalty Trust’s internal control over financial reporting was effective as of December 31, 2020.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

(b) Changes in Internal Control over Financial Reporting. During the quarter ended December 31, 2020, there has been no change in the Royalty Trust's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Royalty Trust's internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of FCX or HOGA.

Item 9B. Other Information

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Royalty Trust has no directors, officers or employees, and, therefore, the Royalty Trust has not adopted a Code of Ethics and the Royalty Trust does not have an audit committee or nominating committee. The Royalty Trust is administered by the Trustee pursuant to the royalty trust agreement. The royalty trust agreement grants the

Trustee only the rights and powers necessary to achieve the purposes of the Royalty Trust. For more information on the rights and duties of the Trustee, see Part I, Items 1. and 2. “Business and Properties - The Royalty Trust - The Royalty Trust Agreement - Duties and Limited Powers of the Trustee” of this Form 10-K.

Item 11. Executive Compensation

The Royalty Trust has no directors, officers or employees. For information regarding the compensation paid to the Trustee, see Part I, Items 1. and 2. “Business and Properties - The Royalty Trust - The Royalty Trust Agreement - Compensation of the Trustee” of this Form 10-K. The Royalty Trust does not have a board of directors, and it does not have a compensation committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Royalty Trust Unitholder Matters

Security Ownership of Certain Beneficial Owners

Based on filings with the SEC and any information that FCX has provided to the Trustee, the table below shows the beneficial owners of more than 5% of the outstanding royalty trust units. Unless otherwise indicated, all information is presented as of December 31, 2020, and all royalty trust units beneficially owned are held with sole voting and investment power.

Name and Address of Beneficial Owner	Total Number of Royalty Trust Units Beneficially Owned		Percent of Outstanding Royalty Trust Units(a)

Neil S. Subin
3300 South Dixie Highway
Suite 1-365
West Palm Beach, FL 33405	45,228,326	(b)	19.6%

Highlander Oil & Gas Assets LLC
Magnolia Oil & Gas Corporation
9 Greenway Plaza, Suite 1400
Houston, TX 77046	31,143,150	(c)	13.5%

Freeport-McMoRan Inc.
McMoRan Oil & Gas LLC
333 North Central Avenue
Phoenix, AZ 85004	31,143,149	(d)	13.5%

Leon G. Cooperman
11431 W. Palmetto Park Road
Boca Raton, FL 33428	21,651,695	(e)	9.4%

Akanthos Capital Management, LLC
21700 Oxnard Street, Suite 1730
Woodland Hills, CA 91367	16,135,696	(f)	7.0%

(a)Based on 230,172,696 royalty trust units outstanding as of December 31, 2020.

(b)Based on a Schedule 13G filed with the SEC on January 23, 2018, by Neil S. Subin in his individual capacity and as president and manager of MILFAM, LLC, which serves as manager, general partner, or investment advisor of a number of entities formerly managed or advised by the late Lloyd I. Miller, III. Mr. Subin has (a) sole voting and investment power over 44,965,980 of the royalty trust units reported and (b) shared voting and investment power over 262,346 of the royalty trust units reported.

(c)Based on a Schedule 13G filed with the SEC on March 15, 2019 by HOGA and Magnolia Oil & Gas Corporation (“Magnolia”). HOGA is a wholly owned subsidiary of Highlander Oil & Gas Holdings LLC. MGY Louisiana LLC holds approximately 85% of the units in Highlander Oil & Gas Holdings LLC. MGY Louisiana LLC is a wholly owned subsidiary of Magnolia Oil & Gas Operating LLC, which is a wholly owned subsidiary of Magnolia Oil & Gas Intermediate LLC, which is a wholly owned subsidiary of Magnolia Oil & Gas Parent LLC, whose managing member is Magnolia. HOGA and Magnolia have shared voting and investment power over all of the royalty trust units reported. Magnolia's address is Nine Greenway Plaza, Suite 1300, Houston, TX 77046.

(d)Based on an amended Schedule 13G/A filed with the SEC on February 12, 2020 by FCX and McMoRan.

(e)Based on an amended Schedule 13G filed with the SEC on November 13, 2015, by Leon G. Cooperman, on his own behalf and on behalf of affiliated investment firms and managed accounts identified therein. Mr. Cooperman represents that he has sole voting and investment power over 5,000,000 royalty trust units. Mr. Cooperman subsequently filed an amended Form 4 on December 4, 2015, reporting 21,651,695 royalty trust units held in managed accounts and private investment entities over which he has investment discretion but disclaims beneficial ownership except to the extent of his pecuniary interest therein.

(f)Based on a Schedule 13G filed with the SEC on February 14, 2018, by Akanthos Capital Management, LLC. According to the filing, the Akanthos Capital Management, LLC has sole voting and investment power with respect to 16,135,696 royalty trust units and no shared voting or investment power with respect to royalty trust units; all securities reported are owned by the reporting person's advisory clients, none of which to the reporting person's knowledge owns more than 5% of the total outstanding royalty trust units.

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

Funding of Administrative Expenses. Pursuant to the royalty trust agreement, FCX has agreed to pay annual trust expenses up to $350,000, with no right of repayment or interest due, to the extent the Royalty Trust lacks sufficient funds to pay administrative expenses. No such contributions were made during the years ended December 31, 2020 and 2019. In addition to such annual contributions, FCX has agreed to lend money, on an unsecured, interest-free basis, to the Royalty Trust to fund the Royalty Trust's ordinary administrative expenses as set forth in the royalty trust agreement. All funds the Trustee borrows to cover expenses or liabilities, whether from FCX or from any other source, must be repaid before the Royalty Trust unitholders will receive any distributions. No loans or repayments were made during the years ended December 31, 2020 and 2019.

Pursuant to the royalty trust agreement, FCX also agreed to provide and maintain a $1.0 million stand-by reserve account or an equivalent letter of credit for the benefit of the Royalty Trust to enable the Trustee to draw on such reserve account or letter of credit to pay obligations of the Royalty Trust if its funds are inadequate to pay its obligations at any time. Currently, with the consent of the Trustee, FCX may reduce the reserve account or substitute a letter of credit with a different face amount for the original letter of credit or any substitute letter of credit. In connection with this arrangement, FCX has provided $1.0 million in the form of a reserve fund cash account to the Royalty Trust, which amount is reflected as reserve fund cash (and short-term investments) with a corresponding reserve fund liability in the accompanying Statements of Assets, Liabilities and Trust Corpus. The Royalty Trust has not drawn any funds from the reserve account, and FCX has not requested a reduction of such reserve account. For additional information regarding the royalty trust agreement, see Note 2 to the Notes to Financial Statements located in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K.

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

Royalty Trust Units Held by FCX and HOGA. At December 31, 2020, the Royalty Trust had 230,172,696 royalty trust units outstanding. In connection with the Highlander sale on February 5, 2019, FCX, through its indirect wholly owned subsidiary McMoRan, assigned 31,143,150 royalty trust units to HOGA and retained 31,143,149 royalty trust units. FCX and HOGA each hold 13.5% of the outstanding royalty trust units.

The Royalty Trust has no directors.

Item 14. Principal Accountant Fees and Services
Fees and Related Disclosures for Accounting Services
    The following table discloses the fees for professional services billed to the Royalty Trust by Ernst & Young LLP in each of the last two fiscal years:

	2020	2019
Audit Fees	$170,000	$170,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

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

(a)(3)    Exhibits.

Filed or
Furnished
Exhibit		with this	Incorporated by Reference
Number	Exhibit Title	Form 10-K	Form	File No.	Date Filed
3.1	Composite Certificate of Trust of Gulf Coast Ultra Deep Royalty Trust		10-Q	333-185742	August 14, 2013
4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934		10-K	001-36386	March 20, 2020
10.1	Master Conveyance of Overriding Royalty Interest by and between McMoRan Oil & Gas LLC and Gulf Coast Ultra Deep Royalty Trust, dated as of June 3, 2013		8-K	333-185742	June 4, 2013
10.2	Amended and Restated Royalty Trust Agreement of Gulf Coast Ultra Deep Royalty Trust, dated as of June 3, 2013		8-K	333-185742	June 4, 2013
23	Consent of Netherland, Sewell & Associates, Inc.	X
31	Certification pursuant to Rule 13a-14(a)/15d-14(a)	X
32	Certification pursuant to 18 U.S.C. Section 1350	X
99	Report of Netherland, Sewell & Associates, Inc.	X

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

Productive well. An exploratory, development, or extension well that is not a dry well. Productive wells include producing wells and wells mechanically capable of production.

Prospect. A specific geographic area which, based on supporting geological, geophysical or other data and also preliminary economic analysis using reasonably anticipated prices and costs, is deemed to have potential for the discovery of commercial hydrocarbons.

Proved reserves. Those quantities of oil and natural gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible—from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations—prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time.

Reservoir. A porous and permeable underground formation containing a natural accumulation of producible oil and/or natural gas that is confined by impermeable rock or water barriers and is individual and separate from other reservoirs.

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

Gulf Coast Ultra Deep Royalty Trust
	By:	The Bank of New York Mellon
Trust Company, N.A., as Trustee

		By:	/s/ Sarah C. Newell
Sarah C. Newell
Vice President

Date: March 23, 2021

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