Form 10-Q
period 2021-06-30
Gulf Coast Ultra Deep Royalty Trust
filed 2021-08-12
CIK 1565146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
☐ Yes ☑ No

On August 10, 2021, there were 230,172,696 royalty trust units outstanding representing beneficial interests in the registrant.

Part I. FINANCIAL INFORMATION

Item 1.    Financial Statements.

GULF COAST ULTRA DEEP ROYALTY TRUST
STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	June 30,	December 31,
	2021	2020
ASSETS	(unaudited)	(audited)
Operating cash	$297,999	$321,252
Reserve fund cash and short-term investments	1,054,494	1,054,444
Overriding royalty interests in subject interests, net	534,530	609,806
Total assets	$1,887,023	$1,985,502

LIABILITIES AND TRUST CORPUS
Reserve fund liability	$1,054,494	$1,054,444
Trust corpus (230,172,696 royalty trust units authorized, issued and
outstanding as of June 30, 2021 and December 31, 2020)	832,529	931,058
Total liabilities and trust corpus	$1,887,023	$1,985,502

The accompanying notes are an integral part of these financial statements.

GULF COAST ULTRA DEEP ROYALTY TRUST
STATEMENTS OF DISTRIBUTABLE INCOME (Unaudited)

	Three Months Ended		Six Months Ended,
	June 30,		June 30,
	2021	2020	2021	2020
Royalty income	$213,382	$177,646	$451,565	$434,063
Interest income and other	8	329	16	1,822
Administrative expenses	(165,391)	(176,273)	(370,993)	(357,364)
Income in excess of administrative expenses (Note 4)	$47,999	$1,702	$80,588	$78,521
Distributable income (Note 4)	$47,999	$1,702	$80,588	$78,521
Distributable income per royalty trust unit	$0.000209	$0.000007	$0.000350	$0.000341
Royalty trust units outstanding at end of period	230,172,696	230,172,696	230,172,696	230,172,696

The accompanying notes are an integral part of these financial statements.

GULF COAST ULTRA DEEP ROYALTY TRUST
STATEMENTS OF CHANGES IN TRUST CORPUS (Unaudited)

	Three Months Ended		Six Months Ended,
	June 30,		June 30,
	2021	2020	2021	2020
Trust corpus, beginning of period	$847,831	$1,092,640	$931,058	$1,236,176
Amortization of overriding royalty interests in subject interests	(30,712)	(55,235)	(75,276)	(113,341)
Income in excess of administrative expenses	47,999	1,702	80,588	78,521
Distributions paid	(32,589)	(76,819)	(103,841)	(239,068)
Trust corpus, end of period	$832,529	$962,288	$832,529	$962,288

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

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all required information and disclosures. Therefore, this information should be read in conjunction with the Royalty Trust’s financial statements and notes contained in its annual report on Form 10-K for the year ended December 31, 2020. The information furnished herein reflects all adjustments that are, in the opinion of The Bank of New York Mellon Trust Company, N.A. (the Trustee), necessary for a fair statement of the results for the interim periods reported. All such adjustments are, in the opinion of the Trustee, of a normal recurring nature. Operating results for the three- and six-month period ended June 30, 2021, are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

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

2. OVERRIDING ROYALTY INTERESTS
No impairment charges were recorded during the three- or six-month periods ended June 30, 2021 or 2020.

The onshore Highlander subject interest is the only producing subject interest in which the Royalty Trust holds an overriding royalty interest, and began commercial production on February 25, 2015. Prior to this date there had been no commercial production of hydrocarbons from any of the subject interests. Amortization charges related to production volumes associated with the onshore Highlander subject interest reduced the carrying value of the overriding royalty interests by $30,712 and $75,276 during the three- and six-month periods ended June 30, 2021, respectively, and $55,235 and $113,341 during the three- and six-month periods ended June 30, 2020, respectively. Accumulated amortization was $6,222,170 and $6,146,894 at June 30, 2021, and December 31, 2020, respectively.

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

3. RELATED PARTY TRANSACTIONS
Royalty Income. In accordance with the terms of the master conveyance, royalties are paid to the Royalty Trust on the last day of the month following the month in which production payments are received by HOGA. As of June 30, 2021, only the onshore Highlander subject interest had established commercial production. The Royalty Trust received royalties of $213,382 and $451,565 during the three- and six-month periods ended June 30, 2021, respectively, and $177,646 and $434,063 during the three- and six-month periods ended June 30, 2020, respectively, relating to production from the onshore Highlander subject interest. Royalties received by the Royalty Trust must first be used to (i) satisfy Royalty Trust administrative expenses and (ii) reduce Royalty Trust indebtedness. The Royalty Trust had no indebtedness outstanding as of June 30, 2021. Additionally, the Trustee has established a minimum cash reserve of $250,000. As a result, distributions will be made to Royalty Trust unitholders only when royalties received less administrative expenses incurred and repayment of any indebtedness exceeds the $250,000 minimum cash reserve. For additional information regarding distributions to Royalty Trust unitholders, see Note 4.

Funding of Administrative Expenses. Pursuant to the royalty trust agreement, Freeport-McMoRan Inc. (FCX) has agreed to pay annual trust expenses up to a maximum amount of $350,000, with no right of repayment or interest due, to the extent the Royalty Trust lacks sufficient funds to pay administrative expenses. No such contributions were made during the three- and six-month periods ended June 30, 2021 or 2020. In addition to such annual contributions, FCX has agreed to lend money, on an unsecured, interest-free basis, to the Royalty Trust to fund the Royalty Trust's ordinary administrative expenses as set forth in the royalty trust agreement. No loans were outstanding at June 30, 2021 or December 31, 2020.

Pursuant to the royalty trust agreement, FCX agreed to provide and maintain a $1.0 million stand-by reserve account or an equivalent letter of credit for the benefit of the Royalty Trust to enable the Trustee to draw on such reserve account or letter of credit to pay obligations of the Royalty Trust if its funds are inadequate to pay its obligations at any time. Currently, with the consent of the Trustee, FCX may reduce the reserve account or substitute a letter of credit with a different face amount for the original letter of credit or any substitute letter of credit. In connection with this arrangement, FCX provided $1.0 million to the Royalty Trust. The $1.0 million, plus interest collected thereon, is reflected as reserve fund cash, with a corresponding reserve fund liability in the accompanying Statements of Assets, Liabilities and Trust Corpus. As of June 30, 2021, the Royalty Trust had not drawn any funds from the reserve account, and FCX had not requested a reduction of such reserve account.

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

Royalty Trust Units Held by FCX and HOGA. At June 30, 2021, the Royalty Trust had 230,172,696 royalty trust units outstanding, HOGA held 31,143,150 royalty trust units, and FCX, through its indirect wholly owned subsidiary McMoRan, held 31,143,149 royalty trust units. FCX and HOGA each hold 13.5% of the outstanding royalty trust units.

4. DISTRIBUTIONS
Natural gas sales volumes (measured in thousands of cubic feet, or “Mcf”), average sales price and net cash proceeds available for distribution for the three- and six-month periods ended June 30, 2021 and 2020, are set forth in the table below.

	Three Months Ended		Six Months Ended,
	June 30,		June 30,
	2021	2020	2021	2020
Natural gas sales volumes (Mcf) (a)	76,780	131,512	188,190	269,859
Natural gas average sales price (per Mcf)	$3.24	$1.70	$2.81	$1.95
Gross proceeds	248,875	223,436	529,045	526,675
Post-production costs and specified taxes	(35,493)	(45,790)	(77,480)	(92,612)
Royalty income	213,382	177,646	451,565	434,063
Interest and dividend income	8	329	16	1,822
Administrative expenses	(165,391)	(176,273)	(370,993)	(357,364)
Income in excess of administrative expenses	47,999	1,702	80,588	78,521
Net cash proceeds available for distribution	$47,999	$1,702	$80,588	$78,521
(a)     Attributable to the onshore Highlander subject interest, which is the only subject interest with commercial production.

A summary of quarterly per unit distributions for the three-month periods ended March 31, 2021 and 2020, and for the three-month periods ended June 30, 2021 and 2020, is set forth in the table below.

2021				2020
Amount	Per Unit Amount	Record Date	Payment Date	Amount	Per Unit Amount	Record Date	Payment Date
$32,589	$0.000142	4/30/2021	5/14/2021	$76,819	$0.000334	4/30/2020	5/14/2020
$47,999	$0.000209	7/30/2021	8/13/2021	$1,702	$0.000007	7/30/2020	8/13/2020

These distributions are not necessarily indicative of future distributions.

5. CONTINGENCIES AND OTHER COMMITMENTS
Litigation. There are currently no pending legal proceedings to which the Royalty Trust is a party.

6. SUBSEQUENT EVENTS
On July 16, 2021, the Royalty Trust declared a cash distribution of $0.000209 per unit payable on August 13, 2021, to Royalty Trust unitholders of record on July 30, 2021. For additional information, see Note 4.

The Royalty Trust evaluated all other events subsequent to June 30, 2021, and through the date the Royalty Trust’s financial statements were issued, and determined that all events or transactions occurring during this period requiring recognition or disclosure were appropriately addressed in these financial statements.

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

As of June 30, 2021, only the onshore Highlander subject interest had established commercial production. On February 5, 2019, McMoRan completed the sale of all of its rights, title and interest in and to the onshore Highlander subject interest pursuant to a purchase and sale agreement with HOGA (the Highlander Sale). The onshore Highlander subject interest was sold subject to the overriding royalty interest in future production held by the Royalty Trust. As a result of the Highlander Sale, HOGA has a 72 percent working interest and an approximate 48 percent net revenue interest in the onshore Highlander subject interest. The Royalty Trust continues to hold a 3.6 percent overriding royalty interest in the onshore Highlander subject interest. McMoRan was the operator of the onshore Highlander subject interest through May 31, 2019. HOGA qualified and was designated as the operator on June 1, 2019. McMoRan has informed the Trustee that it has no plans to pursue, has relinquished, has allowed to expire or has sold all of its subject interests.

In connection with the Highlander Sale, McMoRan sold its interests in substantially all of its oil and gas leases associated with the Highlander subject interest to HOGA. At June 30, 2021, HOGA owned interests in approximately 131 gas leases onshore in South Louisiana, covering approximately 9,000 gross acres (6,476 acres net to HOGA's interest) associated with the onshore Highlander subject interest. McMoRan has informed the Trustee that it has no plans to pursue, has relinquished, has allowed to expire or has sold all of its subject interests. Whether or not HOGA maintains the acreage associated with the onshore Highlander subject interest is determined by HOGA's current and future plans, over which the Royalty Trust has no control.

LIQUIDITY AND CAPITAL RESOURCES

Pursuant to the royalty trust agreement, FCX has agreed to pay annual trust expenses up to a maximum amount of $350,000, with no right of repayment or interest due, to the extent the Royalty Trust lacks sufficient funds to pay administrative expenses. No such contributions by FCX were made during the three- and six-month periods ended June 30, 2021 or 2020. In addition to such annual contributions, FCX has agreed to lend money, on an unsecured, interest-free basis, to the Royalty Trust to fund the Royalty Trust's ordinary administrative expenses as set forth in the royalty trust agreement. No loans were outstanding as of June 30, 2021, or December 31, 2020. All funds the Trustee borrows to cover expenses or liabilities, whether from FCX or from any other source, must be repaid before the Royalty Trust unitholders receive any distributions.

Pursuant to the royalty trust agreement, FCX agreed to provide and maintain a $1.0 million stand-by reserve account or an equivalent letter of credit for the benefit of the Royalty Trust to enable the Trustee to draw on such reserve account or letter of credit to pay obligations of the Royalty Trust if its funds are inadequate to pay its obligations at any time. Currently, with the consent of the Trustee, FCX may reduce the reserve account or substitute a letter of credit with a different face amount for the original letter of credit or any substitute letter of credit. In connection with this arrangement, FCX provided $1.0 million to the Royalty Trust. The $1.0 million, plus interest collected thereon, is held in reserve fund cash. As of June 30, 2021, the Royalty Trust had not drawn any funds from the reserve account, and FCX had not requested a reduction of such reserve account.

In connection with the completion of the Highlander Sale, HOGA assumed all administrative and reporting responsibilities with respect to the Royalty Trust, including those described in Article III of the royalty trust agreement.

In accordance with the terms of the master conveyance, royalties are paid to the Royalty Trust on the last day of the month following the month in which production payments are received by HOGA. As of June 30, 2021, only the onshore Highlander subject interest had established commercial production. The Royalty Trust received royalties of

$213,382 and $451,565 during the three- and six-month periods ended June 30, 2021, respectively, and $177,646 and $434,063 during the three- and six-month periods ended June 30, 2020, respectively, relating to production from the onshore Highlander subject interest.

Royalties received by the Royalty Trust must first be used to (i) satisfy Royalty Trust administrative expenses and (ii) reduce Royalty Trust indebtedness. The Royalty Trust had no indebtedness outstanding as of June 30, 2021. Additionally, the Trustee has established a minimum cash reserve of $250,000. As a result, distributions will be made to Royalty Trust unitholders only when royalties received less administrative expenses incurred and repayment of any indebtedness exceeds the $250,000 minimum cash reserve. Distributable income totaled $47,999 and $80,588 during the three- and six-month periods ended June 30, 2021, respectively, and $1,702 and $78,521 during the three- and six-month periods ended June 30, 2020, respectively. On July 16, 2021, the Royalty Trust declared a cash distribution of $0.000209 per unit payable on August 13, 2021, to Royalty Trust unitholders of record on July 30, 2021. These distributions are not necessarily indicative of future distributions. The Royalty Trust's only other sources of liquidity are mandatory annual contributions, any loans and the required standby reserve account or letter of credit from FCX. As a result, any material adverse change in FCX's, McMoRan's or HOGA's financial condition or results of operations could materially and adversely affect the Royalty Trust and the underlying royalty trust units.

OFF-BALANCE SHEET ARRANGEMENTS

The Royalty Trust has no off-balance sheet arrangements. The Royalty Trust has not guaranteed the debt of any other party, nor does the Royalty Trust have any other arrangements or relationships with other entities that could potentially result in unconsolidated debt, losses or contingent obligations.

RESULTS OF OPERATIONS

Royalty Income. As of June 30, 2021, only the onshore Highlander subject interest had established commercial production. In accordance with the terms of the master conveyance, during the three-month period ended June 30, 2021, the Royalty Trust received royalties of $213,382 related to 76,780 thousand cubic feet (“Mcf”) of natural gas production attributable to the onshore Highlander subject interest with average post-production costs of $0.46 per Mcf and an average sales price of $3.24 per Mcf. During the three-month period ended June 30, 2020, the Royalty Trust received royalties of $177,646 related to 131,512 Mcf of natural gas production attributable to the onshore Highlander subject interest with average post-production costs of $0.35 per Mcf and an average sales price of $1.70 per Mcf.

During the six-month period ended June 30, 2021, the Royalty Trust received royalties of $451,565 related to 188,190 Mcf of natural gas production attributable to the onshore Highlander subject interest with average post-production costs of $0.41 per Mcf and an average sales price of $2.81 per Mcf. During the six-month period ended June 30, 2020, the Royalty Trust received royalties of $434,063 related to 269,859 Mcf of natural gas production attributable to the onshore Highlander subject interest with average post-production costs of $0.34 per Mcf and an average sales price of $1.95 per Mcf.

Royalty income was higher during the three- and six-month periods ended June 30, 2021, as compared to the corresponding 2020 periods, due to higher natural gas prices, partially offset by lower production.

Administrative Expenses. Administrative expenses consist primarily of audit, legal and trustee expenses incurred in connection with the administration of the Royalty Trust. During the three-month periods ended June 30, 2021 and 2020, the Royalty Trust paid administrative expenses of $165,391 and $176,273, respectively. During the six-month periods ended June 30, 2021 and 2020, the Royalty Trust paid administrative expenses of $370,993 and $357,364, respectively. Administrative expenses were lower for the three-month period ended June 30, 2021, but higher for the six-month period ended June 30, 2021 as compared to the corresponding 2020 periods, primarily because of the timing of payments for professional fees.

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

(b) Changes in internal control over financial reporting. During the quarter ended June 30, 2021, there has been no change in the Royalty Trust's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Royalty Trust's internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of FCX or HOGA.

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

Date: August 12, 2021

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