Form 10-K
period 2021-12-31
Gulf Coast Ultra Deep Royalty Trust
filed 2022-03-22
CIK 1565146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The aggregate market value of royalty trust units held by non-affiliates of the registrant was $3.1 million on June 30, 2021.
On March 18, 2022, there were 230,172,696 royalty trust units outstanding representing beneficial interests in the registrant.

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

As of December 31, 2021, only the onshore Highlander subject interest had established commercial production. On February 5, 2019, McMoRan completed the sale of all of its rights, title and interest in and to the onshore Highlander subject interest pursuant to a purchase and sale agreement with HOGA (the Highlander Sale). The onshore Highlander subject interest was sold subject to the overriding royalty interest in future production held by the Royalty Trust. As a result of the Highlander Sale, HOGA has a 72% working interest and an approximate 48% net revenue interest in the onshore Highlander subject interest. The Royalty Trust continues to hold a 3.6% overriding royalty interest in the onshore Highlander subject interest. McMoRan was the operator of the onshore Highlander subject interest through May 31, 2019. HOGA qualified and was designated as the operator on June 1, 2019. McMoRan has informed the Trustee that it has no plans to pursue, has relinquished, has allowed to expire or has sold all of its subject interests.

At December 31, 2021, the Royalty Trust had 230,172,696 royalty trust units outstanding. At December 31, 2021, HOGA held 31,143,150 royalty trust units and FCX, through its wholly owned subsidiary McMoRan, held 31,143,149 royalty trust units. FCX and HOGA each hold 13.5% of the outstanding royalty trust units. All information in this Form 10-K regarding the subject interests has been furnished to the Trustee by HOGA. The reserve estimates have been prepared by independent petroleum engineers as described herein, based on information furnished by HOGA.

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

Pursuant to the royalty trust agreement, FCX has agreed to pay annual trust expenses up to $350,000, with no right of repayment or interest due, to the extent the Royalty Trust lacks sufficient funds to pay administrative expenses. No such contributions were made during the years ended December 31, 2021 and 2020. In addition to such annual contributions, FCX has agreed to lend money, on an unsecured, interest-free basis, to the Royalty Trust to fund the Royalty Trust's ordinary administrative expenses as set forth in the royalty trust agreement. All funds the Trustee borrows to cover expenses or liabilities, whether from FCX or from any other source, must be repaid before the Royalty Trust unitholders will receive any distributions. No loans or repayments were made during the years ended December 31, 2021 and 2020.
Pursuant to the royalty trust agreement, FCX also agreed to provide and maintain a $1.0 million stand-by reserve account or an equivalent letter of credit for the benefit of the Royalty Trust to enable the Trustee to draw on such reserve account or letter of credit to pay obligations of the Royalty Trust if its funds are inadequate to pay its obligations at any time. Currently, with the consent of the Trustee, FCX may reduce the reserve account or substitute a letter of credit with a different face amount for the original letter of credit or any substitute letter of credit. In connection with this arrangement, FCX has provided $1.0 million in the form of a reserve fund cash account to the Royalty Trust. As of December 31, 2021, the Royalty Trust had not drawn any funds from the reserve account, and FCX had not requested a reduction of such reserve account.

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
Distributions and Income Computations. Royalties received by the Royalty Trust must first be used to (i) satisfy Royalty Trust administrative expenses and (ii) reduce Royalty Trust indebtedness. The Royalty Trust had no indebtedness outstanding as of December 31, 2021. As of December 31, 2021, the Trustee has established a minimum cash reserve of $258,750. As a result, distributions will be made to Royalty Trust unitholders only when royalties received less administrative expenses incurred and repayment of any indebtedness exceeds the minimum cash reserve.

Commencing with the distribution to unitholders in the first quarter of 2022, the Trust is withholding, and in the future intends to withhold, $8,750 from the funds otherwise available for distribution each quarter to gradually build a cash reserve of approximately $350,000. This cash is reserved for the payment of future known, anticipated or contingent expenses or liabilities of the Trust. The Trustee may increase or decrease the targeted cash reserve amount at any time, and may increase or decrease the rate at which it is withholding funds to build the cash reserve at any time, without advance notice to the unitholders. Cash held in reserve will be invested as required by the royalty trust agreement. Any cash reserved in excess of the amount necessary to pay or provide for the payment of future known, anticipated or contingent expenses or liabilities eventually will be distributed to unitholders, together with interest earned on the funds.

Distributable income totaled $607,591 and $175,164 for the years ended December 31, 2021 and 2020, respectively. On January 14, 2022, the Royalty Trust declared a cash distribution of $0.002162 per unit paid on February 11, 2022, to unitholders of record on January 31, 2022. These distributions are not necessarily indicative of future distributions. The Royalty Trust's only other sources of liquidity are mandatory annual contributions, any loans and the required standby reserve account or letter of credit from FCX. As a result, any material adverse change in FCX's or HOGA's financial condition or results of operations could materially and adversely affect the Royalty Trust and the underlying royalty trust units. Royalty Trust unitholders that own their royalty trust units on the close of business on the record date for each calendar quarter will receive a pro-rata distribution of the amount of the cash available for distribution generally 10 business days after the quarterly record date.
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

As of December 31, 2021, only the onshore Highlander subject interest had established commercial production. On February 5, 2019, McMoRan completed the Highlander Sale. The onshore Highlander subject interest was sold subject to the overriding royalty interest in future production held by the Royalty Trust. As a result of the Highlander Sale, HOGA has a 72 percent working interest and an approximate 48 percent net revenue interest in the onshore Highlander subject interest. The Royalty Trust continues to hold a 3.6 percent overriding royalty interest in the onshore Highlander subject interest. McMoRan was the operator of the onshore Highlander subject interest through May 31, 2019. HOGA qualified and was designated as the operator on June 1, 2019. McMoRan has informed the Trustee that it has no plans to pursue, has relinquished, has allowed to expire or has sold all of its subject interests.

Exploratory and Development Drilling. McMoRan and HOGA did not drill any exploration or development wells on the subject interests during the years ended December 31, 2021 and 2020. Additionally, there were no in-progress or suspended wells associated with the subject interests during the years ended December 31, 2021 and 2020.

Acreage. At December 31, 2021, HOGA owned interests in approximately 131 oil and gas leases onshore in South Louisiana, covering approximately 9,000 gross acres (6,476 acres net to HOGA's interests) associated with the onshore Highlander subject interest. McMoRan has informed the Trustee that it has no plans to pursue, has relinquished, has allowed to expire or has sold all of its subject interests.

The following table reflects the oil and gas acreage associated with the onshore Highlander subject interest in which HOGA owned rights to the related leases as of December 31, 2021.

	Developed
	Gross	Net
	Acres	Acres
Onshore South Louisiana	9,000	6,476
Total as of December 31, 2021	9,000	6,476

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

Internal Control and Qualifications of Third Party Engineers and Internal Staff. John R. Cliver and Shane M. Howell are the technical personnel responsible for preparing the 2021 Gulf Coast Ultra Deep Royalty Trust reserve estimates at NSAI and meet the requirements regarding qualifications, independence, objectivity, and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. John R. Cliver is a Licensed Professional Engineer in the State of Texas, has been practicing consulting petroleum engineering at NSAI since 2009 and has over 5 years of prior industry experience. Shane M. Howell, a Licensed Professional Geoscientist in the State of Texas, has been practicing consulting petroleum geoscience at NSAI since 2005 and has over 7 years of prior industry experience. NSAI is an independent firm of petroleum engineers, geologists, geophysicists, and petrophysicists; the firm does not own an interest in HOGA's properties and is not employed on a contingent fee basis. HOGA works closely with NSAI independent reserve engineers to ensure the integrity, accuracy and timeliness of data furnished to NSAI in their reserve estimation process. HOGA provides historical information to NSAI, including ownership interest, natural gas production, well test data, commodity prices and operating and development costs.

HOGA’s Vice President & General Manager is a Licensed Professional Engineer in the State of Texas and has 35 years of technical experience in petroleum engineering and reservoir evaluation and analysis. This individual is the technical person primarily responsible for overseeing the internal reserves estimation process and providing the appropriate data to NSAI for the year-end natural gas reserves estimation process. The preparation of proved natural gas reserve estimates are completed in accordance with HOGA's internal control procedures. These procedures, which are intended to ensure reliability of reserve estimations, include (i) the review and verification of historical production data, (ii) the review by HOGA’s management of annually reported proved reserves, including the review of significant reserve changes and new proved undeveloped reserves additions, if any, (iii) the verification of property ownership; and (iv) none of HOGA's employee’s compensation being tied to the amount of reserves reported.

Proved Reserves. Proved reserve volumes attributable to the subject interests have been determined in accordance with SEC guidelines, which require the use of an average price, calculated as the twelve-month historical average of the first-day-of-the-month historical reference price as adjusted for location and quality differentials. The adjusted gas price used in HOGA's reserve report as of December 31, 2021, was $3.59 per Mcf of natural gas. The price is held constant throughout the life of the property, except where such guidelines permit alternate treatment, including the use of fixed and determinable contractual escalations. All of the natural gas reserves attributable to the subject interests are located in the U.S. There were no oil reserves as of December 31, 2021.

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

Proved reserves represent quantities of natural gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible—from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations—prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time. The following table presents estimated proved reserves attributable to the subject interests as of December 31, 2021:

Natural Gas
(MMcf)

Proved developed	1,426
Proved undeveloped	—
Total proved reserves	1,426

The following table reflects the present value of estimated future net cash flows before income taxes from the production and sale of estimated proved reserves attributable to the subject interests reconciled to the standardized measure of discounted net cash flows (standardized measure) at December 31, 2021.

Estimated undiscounted future net cash flows before income taxes	$4,199,100
Present value of estimated future net cash flows before income taxes (PV-10) (a)	3,398,000
Discounted future income taxes (b)	—
Standardized measure (See Note 9)	$3,398,000
(a)     The present value of estimated future net cash flows before income taxes (PV-10) is not considered a U.S. generally accepted accounting principle (GAAP) financial measure. The Royalty Trust believes that the PV-10 presentation is relevant and useful to its investors because it presents the discounted future net cash flows attributable to the subject interest's proved reserves. PV-10 is not a measure of financial or operating performance under GAAP and is not intended to represent the current market value of our estimated natural gas reserves. PV-10 should not be considered in isolation or as a substitute for the standardized measure of discounted future net cash flows as defined under GAAP. See Note 9 in the Notes to Financial Statements located in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K.
(b)    For tax reporting purposes, the Royalty Trust is considered a non-taxable “pass-through” entity, see Note 4 in the Notes to Financial Statements located in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K.

    Refer to Note 9 in the Notes to Financial Statements located in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K for further discussion of proved reserves.

Production and Productive Well Interests. As of December 31, 2021, only the onshore Highlander subject interest had established commercial production, which began on February 25, 2015. Prior to this date there had been no commercial production of hydrocarbons from any of the subject interests. During the year ended December 31, 2021, the Royalty Trust received royalties of $1,181,093 from HOGA related to 384,421 Mcf of natural gas production attributable to the onshore Highlander subject interest with average post-production costs of $0.40 per Mcf and an average receipt price of $3.47 per Mcf. During the year ended December 31, 2020, the Royalty Trust received royalties of $790,465 from HOGA and McMoRan related to 515,278 Mcf of natural gas production attributable to the onshore Highlander subject interest with average post-production costs of $0.34 per Mcf and an average receipt price of $1.88 per Mcf.

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

Air Emissions. The Clean Air Act (CAA), as amended, and comparable state laws and regulations restrict the emission of air pollutants from many sources and also impose various monitoring and reporting requirements. These laws and regulations may require HOGA to obtain pre‑approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, and to comply with stringent air permit or regulatory requirements or utilize specific equipment or technologies to control emissions.

The EPA is also charged with establishing National Ambient Air Quality Standards (NAAQS), the implementation of which can indirectly impact HOGA’s operations. The CAA directs the EPA to review each NAAQS every five years to ensure that the standards are protective of public health and welfare. This process routinely results in the tightening of those standards, and in October 2015, the EPA lowered the ozone NAAQS from 75 to 70 parts per billion. In December 2020, the EPA published a final rule that retained without revision the 2015 NAAQS ozone standard. The current administration will have an opportunity to revisit the ozone NAAQS. In addition, on January 20, 2021, President Biden issued an executive order calling on the EPA to propose a Federal Implementation Plan for the ozone standard for certain states by January 2022, in response to those states’ failure to submit an adequate state plan for the control of ozone precursor emissions from certain oil and gas sources. State or federal implementation of the revised NAAQs in the areas in which HOGA operates could result in increased costs for emission controls and requirements for additional monitoring and testing, as well as a more cumbersome permitting process. Failure to comply with air quality regulations may also result in administrative, civil, and/or criminal penalties for non-compliance.

Climate Change. The threat of climate change continues to attract considerable attention globally. In response to findings that emissions of carbon dioxide, methane and other greenhouse gases (GHGs) may present an endangerment to public health and the environment, the EPA has issued regulations to restrict emissions of greenhouse gases under existing provisions of the CAA. These regulations include limits on tailpipe emissions from motor vehicles, preconstruction and operating permit requirements for certain large stationary sources, and methane emissions standards for certain new, modified and reconstructed oil and gas sources. The EPA also has adopted rules requiring the reporting of GHG emissions from specified large greenhouse gas emission sources in the United States, as well as certain onshore oil and natural gas production facilities, on an annual basis.

In December 2015, the EPA finalized rules that added new sources to the scope of its GHG monitoring and reporting rule. These new sources include gathering and boosting facilities. The revisions also include the addition of well identification reporting requirements for certain facilities. In addition, in June 2016 the EPA published a final rule that requires operators to reduce methane emissions from certain oil and gas facilities, including production, processing, transmission and storage activities, that are constructed, modified, or reconstructed after September 18, 2015 (Methane Rule). Following the November 2016 presidential election and change in administrations, the EPA convened a reconsideration proceeding that culminated in a 2020 final rule that eliminated the obligation to control methane emissions under the NSPS, while maintaining the rule’s substantive emissions control requirements because they serve to control emissions of other pollutants. That 2020 final rule, however, was undone by a June 30, 2021 Congressional Review Act resolution that re-instituted the regulation of methane from new, modified, and reconstructed oil and gas sources. Additionally, on November 15, 2021, the EPA published a proposed rule that would establish emissions guidelines for the control of methane from existing oil and gas sources for the first time under the CAA. The EPA intends to adopt the existing source emissions guidelines as a final rule by the end of 2022, which would then trigger a requirement for states to develop rules that will make the federal emissions guidelines enforceable as state rules over a three‑ to four-year period. The ultimate fate of the proposed GHG control requirements for existing oil and gas sources is unclear. Nevertheless, regulations promulgated under the CAA may require HOGA to incur development expenses to install and utilize specific equipment, technologies, or work practices to control methane emissions from its operations.

At the international level, the U.S. joined the international community at the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France, which resulted in an agreement intended to nationally determine their contributions and set greenhouse gas emission reduction goals every five years beginning in 2020. While the Agreement did not impose direct requirements on emitters, national plans to meet its pledge could have resulted in new regulatory requirements. In November 2019, however, plans were formally announced for the U.S. to withdraw from the Paris Agreement, and the U.S.’s withdrawal from the Paris Agreement took effect on November 4, 2020. On January 20, 2021, President Biden issued an executive order commencing the process to reenter the Paris Agreement, although the emissions pledges in connection with that effort have not yet been updated. The U.S. formally rejoined the Paris Agreement in February 2021. The Royalty Trust cannot predict whether re-entry into the Paris Agreement or pledges made in connection therewith will result in new regulatory requirements or whether such requirements will cause HOGA to incur material costs.

In a separate executive order issued on January 20, 2021, President Biden asked the heads of all executive departments and agencies to review and take action to address any Federal regulations, orders, guidance documents, policies and any similar agency actions promulgated during the prior administration that may be inconsistent with or present obstacles to the administration’s stated goals of protecting public health and the environment, and conserving national monuments and refuges. The executive order also established an Interagency Working Group on the Social Cost of Greenhouse Gases, which is called on to, among other things, capture the full costs of greenhouse gas emissions, including the “social cost of carbon,” “social cost of nitrous oxide” and “social cost of methane,” which are “the monetized damages associated with incremental increased in greenhouse gas emissions,” including “changes in net agricultural productivity, human health, property damage from increased flood risk, and the value of ecosystem services.” The Working Group is expected to issue its recommendations in early 2022.

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

The discharge of dredge and fill material in regulated waters, including wetlands, is also prohibited, unless authorized by a permit issued under CWA Section 404 by the U.S. Army Corps of Engineers (ACE). CWA Section 401 provides that the applicant for an individual National Pollutant Discharge Elimination System permit to be issued by the EPA or an individual Section 404 permit to be issued by the ACE must notify the state in which the discharge will occur and provide an opportunity for the state to determine if the discharge will comply with the state’s approved water quality program. In some instances, this process could result in delay in issuance of the permit, more stringent permit requirements, or denial of the permit.

How the EPA and the ACE define “waters of the United States” (WOTUS), which defines the extent of geographic jurisdiction under the CWA, can impact HOGA’s regulatory and permitting obligations under the CWA. In 2020, the EPA and the ACE issued a final rule (the 2020 rule) that narrowed the definition of WOTUS when compared to the prior definition of WOTUS that had been adopted in 2015. In August 2021, however, a court vacated the 2020 rule. In response, the EPA and the ACE reverted to the WOTUS definition in use prior to the 2015 WOTUS rulemaking. That pre-2015 definition is broader than the definition from the 2020 rule, but was never formally codified because it was based on interpretation of a U.S. Supreme Court decision. On December 7, 2021, the agencies published a proposed rule that would codify the interpretation currently in use. The comment period closed in February 2022 and a final rule is expected later in 2022. At the same time, the U.S. Supreme Court has taken up a case that may again revise the understanding of the WOTUS definition. HOGA’s regulatory obligations and permitting costs may increase under the current definition as opposed to the one in effect under the 2020 rule, and there will remain some uncertainty around the definition of WOTUS and the scope of CWA regulation, given expected challenges to the 2022 final rule and the pending Supreme Court case. To the extent that HOGA must obtain permits for the discharge of pollutants or for dredge and fill activities in wetland areas or other waters of the United States, HOGA could face increased costs and delays associated with obtaining such permits under any broader definition of WOTUS that expands the scope of CWA jurisdiction.

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
Individual Royalty Trust unitholders who are required to file Louisiana individual income tax returns and pay Louisiana individual income tax on all or a portion of their proportionate shares of any Royalty Trust income may be subject to penalties for failure to comply with such requirements. For the year ended December 31, 2021, the highest marginal rates for the payment of Louisiana income taxes are 6% for individuals, trusts and estates, and 8% for corporations. Individual taxpayers are allowed a deduction for depletion in Louisiana. The depletion allowance available under Louisiana law is 22% of the gross income from an applicable mineral property during the tax year. Louisiana currently does not require the Royalty Trust to withhold Louisiana individual income taxes from distributions made to non-resident Royalty Trust unitholders if the Royalty Trust is treated as a grantor trust for U.S. federal income tax purposes. Individual Royalty Trust unitholders who are legal residents of a state other than Louisiana may be subject to state and local individual income taxes, if any, in their states of residence on their receipt of any income from the Royalty Trust.
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

Since the beginning of 2020, the COVID-19 pandemic has spread across the globe and disrupted economies around the world, including the oil, natural gas and NGL industry. The rapid spread of the virus led to the implementation of various responses, including federal, state and local government-imposed quarantines, shelter-in-place mandates, sweeping restrictions on travel, and other public health and safety measures, nearly all of which have materially reduced global demand for crude oil and natural gas. The extent to which the global COVID-19 pandemic will continue to affect the Royalty Trust's business, financial condition, liquidity, results of operations, and the demand for HOGA's production will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the pandemic or any resurgence of the virus or any of its variants and responsive measures, additional or modified government actions, new information which may emerge concerning the severity of the global COVID-19 pandemic and the effectiveness of actions taken to contain the coronavirus or treat its impact now or in the future, among others.

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

Royalties that the Royalty Trust receives from its share of production will be reduced as a result of lower natural gas prices. As a result, future distributions from the Royalty Trust to its unitholders could be reduced or discontinued. In addition, lower oil and natural gas prices reduce the likelihood that the subject interests will be developed or that any oil or natural gas discovered will be economic to produce. The volatility of energy prices reduces the accuracy of estimates of future cash distributions to the Royalty Trust unitholders and could affect the value of the royalty trust units. To the extent the global COVID-19 pandemic continues to adversely affect the global economy, and/or adversely affects the Royalty Trust's business, financial condition, liquidity, or results of operations, it may also have the effect of increasing the likelihood and/or magnitude of other risks, including those risks related to market, credit, geopolitical and business operations, or risks described in the Royalty Trust's other filings with the SEC. In addition, the global COVID-19 pandemic, or any resurgence of the virus or any of its variants, may also affect proceeds to the Royalty Trust or distributions to Royalty Trust unitholders in a manner that is not presently known to the Royalty Trust or that the Royalty Trust currently does not expect to present a significant risk to proceeds to the Royalty Trust or distributions to Royalty Trust unitholders. Any such future developments are dependent upon factors including, but are not limited to, the duration and spread of the pandemic, its severity, any resurgence of the virus or any of its variants, the actions to contain the virus or treat its impact, the size and effectiveness of the compensating measures taken by governments, and how quickly and to what extent normal economic and operating conditions can resume.

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

The Royalty Trust has no control over the operations of the subject interests, which are necessary to generate any royalties to be distributed to the unitholders. In addition, any royalties received by the Royalty Trust must first be used to (i) satisfy Royalty Trust administrative expenses and (ii) reduce Royalty Trust indebtedness. Lastly, the Trustee has established a minimum cash reserve of $258,750 as of December 31, 2021. As a result, distributions will be made to Royalty Trust unitholders only when royalties received less administrative expenses incurred and repayment of all indebtedness exceeds the minimum cash reserve.

Even though distributions were paid to Royalty Trust unitholders in 2020, 2021 and the first quarter of 2022, distributions may not necessarily be made in the future. The Royalty Trust's only other sources of liquidity are mandatory annual contributions, any loans and the required standby reserve account or letter of credit from FCX. As a result, any material adverse change in FCX's or HOGA's financial condition or results of operations could materially and adversely affect the Royalty Trust and the royalty trust units.

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

•the outbreak of armed conflict between Russia and Ukraine and the potential destabilizing effect such conflict may pose for the European continent or the global natural gas markets;

•the occurrence or threat of epidemic or pandemic diseases, such as the COVID-19 pandemic, or any government response to such occurrence or threat;

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

During 2021, the New York Mercantile Exchange (NYMEX) natural gas price fluctuated from a low of $2.41 per MMBtu to a high of $6.47 per MMBtu. On March 18, 2022, the NYMEX natural gas price was $4.86 per MMBtu. Royalties that the Royalty Trust receives from its share of production will be reduced as a result of lower natural gas prices. As a result, future distributions from the Royalty Trust to its unitholders could be reduced or discontinued. In addition, lower oil and natural gas prices reduce the likelihood that the subject interests will be developed or that any oil or natural gas discovered will be economic to produce. The volatility of energy prices reduces the accuracy of estimates of future cash distributions to the Royalty Trust unitholders and could affect the value of the royalty trust units.

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

The threat of climate change continues to attract considerable attention globally. In the United States, no comprehensive climate change legislation has been implemented at the federal level. However, President Biden has highlighted addressing climate change as a priority of his administration, and federal regulators, state and local governments, and private parties have taken (or announced that they plan to take) actions that have or may have a significant influence on HOGA’s operations. For example, following the determination that emissions of carbon dioxide, methane, and other GHGs present an endangerment to public health and welfare, the EPA has adopted regulations to regulate GHG emissions from certain large stationary sources, require the monitoring and reporting of GHG emissions from certain sources, and (together with the National Highway Traffic Safety Administration), implement GHG emissions limits on vehicles manufactured for operation in the United States, among other things. The regulation of methane from oil and gas facilities has been subject to uncertainty in recent years. In September 2020, the Trump Administration revised prior regulations to rescind certain methane standards and remove the transmission and storage segments from the source category for certain regulations. However, in January 2021, President Biden signed an executive order calling for the suspension, revision, or rescission of the September 2020 rule and the reinstatement or issuance of methane emissions standards for new, modified, and existing oil and gas facilities.
Separately, a number of states have developed programs that are aimed at reducing GHG emissions by means of cap and trade programs, carbon taxes, or encouraging the use of renewable energy or alternative low-carbon fuels. Cap and trade programs typically require major sources of GHG emissions to acquire and surrender emission allowances in return for emitting those GHGs. In addition, efforts have been made and continue to be made in the international community toward the adoption of international treaties or protocols that would address global climate change issues. For example, President Biden issued written notification to the United Nations of the United States’ intention to rejoin the Paris Agreement, which became effective on February 19, 2021. The Paris Agreement includes nonbinding pledges to limit or reduce future emissions. In addition, in September 2021, President Biden publicly announced the Global Methane Pledge, a pact that aims to reduce global methane emissions at least 30% below 2020 levels by 2030. Since its formal launch at the United Nations Climate Change Conference (COP26), over 100 countries have joined the pledge. It is possible that re-entry into the Paris Agreement or pledges made in connection therewith could result in new regulatory requirements, and such requirements could cause HOGA to incur material costs.
Concern over climate change has also resulted in political risks in the United States, including climate-related pledges by certain candidates now in public office. In January 2021, President Biden issued an executive order that commits to substantial action on climate change, calling for, among other things, the increased use of zero-emissions vehicles by the federal government, the elimination of subsidies provided to the fossil fuel industry, a suspension on the issuance of new authorizations for oil and gas activities on federal lands, and an increased emphasis on climate-related risk across governmental agencies and economic sectors. Other actions that the Biden Administration may pursue include the imposition of more restrictive requirements for the establishment of pipeline infrastructure or the permitting of LNG export facilities, as well as more restrictive GHG emissions limitations for oil and gas facilities. Litigation risks are also increasing, as a number of cities and other local governments have sought to bring suit against the largest oil and gas companies in state or federal court, alleging, among other things, that such companies created public nuisances by producing fuels that contributed to climate change or alleging that the companies have been aware of the adverse effects of climate change for some time but failed to adequately disclose such impacts to their investors or customers.

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

Additionally, the royalty trust units could become subject to the SEC’s “penny stock” regulations. The SEC defines a “penny stock” as any equity security that has a market price of less than $5.00 per share subject to certain exceptions, including securities of issuers with net tangible assets in excess of $2.0 million that have been in continuous operation for at least three years. The Royalty Trust had approximately $2.3 million in net tangible assets at December 31, 2021. If the royalty trust units become subject to the SEC’s penny stock regulations, brokers may be less willing to execute transactions in the royalty trust units as a result of the requirements imposed by these regulations, which could further limit the liquidity of the royalty trust units.

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

Pursuant to the royalty trust agreement, FCX has agreed to pay annual trust expenses up to a maximum amount of $350,000, with no right of repayment or interest due, to the extent the Royalty Trust lacks sufficient funds to pay administrative expenses. No such contributions were made during the years ended December 31, 2021 and 2020. In addition to such annual contributions, FCX has agreed to lend money, on an unsecured, interest-free basis, to the Royalty Trust to fund the Royalty Trust's ordinary administrative expenses as set forth in the royalty trust agreement. All funds the Trustee borrows to cover expenses or liabilities, whether from FCX or from any other source, must be repaid before the Royalty Trust unitholders will receive any distributions. No loans or repayments were made during the years ended December 31, 2021 and 2020.

Pursuant to the royalty trust agreement, FCX agreed to provide and maintain a $1.0 million stand-by reserve account or an equivalent letter of credit for the benefit of the Royalty Trust to enable the Trustee to draw on such reserve account or letter of credit to pay obligations of the Royalty Trust if its funds are inadequate to pay its obligations at any time. Currently, with the consent of the Trustee, FCX may reduce the reserve account or substitute a letter of credit with a different face amount for the original letter of credit or any substitute letter of credit. In connection with this arrangement, FCX has provided $1.0 million in the form of a reserve fund cash account to the Royalty Trust. As of December 31, 2021, the Royalty Trust had not drawn any funds from the reserve account, and FCX had not requested a reduction of such reserve account. If FCX requested and the Royalty Trust consented to reduce the current $1.0 million reserve cash fund, the Royalty Trust's ability to fund ongoing administrative expenses could be adversely affected.

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
At December 31, 2021, the Royalty Trust had 230,172,696 royalty trust units outstanding. In connection with the Highlander Sale on February 5, 2019, McMoRan assigned 31,143,150 royalty trust units to HOGA and retained 31,143,149 royalty trust units. FCX and HOGA each hold 13.5% of the outstanding royalty trust units. FCX or HOGA may sell royalty trust units in the public or private markets. Any such sales may have a material adverse effect on the trading price of the royalty trust units. A small number of other unitholders also hold significant percentages of the outstanding royalty trust units, and sales by such holders also may have a material adverse effect on the trading price of the royalty trust units. See Part III, Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Royalty Trust Unitholder Matters” of this Form 10-K.
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

	2021		2020
	High	Low	High	Low
First Quarter	$0.05	$0.01	$0.03	$0.01
Second Quarter	0.04	0.02	0.02	0.02
Third Quarter	0.03	0.02	0.02	0.01
Fourth Quarter	$0.03	$0.01	$0.02	$0.01

As of March 18, 2022, there were 230,172,696 royalty trust units outstanding and 4,451 Royalty Trust unitholders of record.

Recent Sales of Unregistered Securities and Royalty Trust Unitholder Matters

    There were no equity securities sold by the Royalty Trust during the year ended December 31, 2021. At December 31, 2021, the Royalty Trust had 230,172,696 royalty trust units outstanding. At December 31, 2021, HOGA held 31,143,150 royalty trust units and FCX, through its wholly owned subsidiary McMoRan, held 31,143,149 royalty trust units. FCX and HOGA each hold 13.5% of the outstanding royalty trust units.

Securities Authorized for Issuance Under Equity Compensation Plans

    None.

Purchases of Royalty Trust Units by the Issuer and Affiliated Purchasers

    None.

Item 6. [Reserved]

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

RESULTS OF OPERATIONS

Royalty Income. The onshore Highlander subject interest began commercial production on February 25, 2015. Prior to this date there had been no commercial production of hydrocarbons from any of the subject interests. As of December 31, 2021, only the onshore Highlander subject interest had established commercial production. During the year ended December 31, 2021, the Royalty Trust received royalties of $1,181,093 from HOGA related to 384,421 Mcf of natural gas production attributable to the onshore Highlander subject interest with average post-production costs of $0.40 per Mcf and an average receipt price of $3.47 per Mcf. During the year ended December 31, 2020, the Royalty Trust received royalties of $790,465 from McMoRan and HOGA related to 515,278 Mcf of natural gas production attributable to the onshore Highlander subject interest with average post-production costs of $0.34 per Mcf and an average receipt price of $1.88 per Mcf. Royalty income was higher during the year ended December 31, 2021, as compared to the year ended December 31, 2020 primarily due to higher natural gas prices, partially offset by lower production.

Administrative Expenses. For the years ended December 31, 2021 and 2020, the Royalty Trust paid administrative expenses of $564,787 and $617,153, respectively. Administrative expenses, which consisted primarily of audit, legal and trustee expenses incurred in connection with the administration of the Royalty Trust, were lower in 2021 as compared to 2020 primarily because of the timing of payments for professional fees.
LIQUIDITY AND CAPITAL RESOURCES

Pursuant to the royalty trust agreement, FCX has agreed to pay annual trust expenses up to $350,000, with no right of repayment or interest due, to the extent the Royalty Trust lacks sufficient funds to pay administrative expenses. No such contributions were made during the years ended December 31, 2021 or 2020. In addition to such annual contributions, FCX has agreed to lend money, on an unsecured, interest-free basis, to the Royalty Trust to fund the Royalty Trust's ordinary administrative expenses as set forth in the royalty trust agreement. All funds the Trustee borrows to cover expenses or liabilities, whether from FCX or from any other source, must be repaid before the Royalty Trust unitholders will receive any distributions. No loans or repayments were made during the years ended December 31, 2021 or 2020.

Pursuant to the royalty trust agreement, FCX also agreed to provide and maintain a $1.0 million stand-by reserve account or an equivalent letter of credit for the benefit of the Royalty Trust to enable the Trustee to draw on such reserve account or letter of credit to pay obligations of the Royalty Trust if its funds are inadequate to pay its obligations at any time. Currently, with the consent of the Trustee, FCX may reduce the reserve account or substitute a letter of credit with a different face amount for the original letter of credit or any substitute letter of credit. In connection with this arrangement, FCX has provided $1.0 million in the form of a reserve fund cash account to the Royalty Trust. As of December 31, 2021, the Royalty Trust had not drawn any funds from the reserve account, and FCX had not requested a reduction of such reserve account.

In connection with the completion of the Highlander Sale, HOGA assumed all administrative and reporting responsibilities with respect to the Royalty Trust, including those described in Article III of the royalty trust agreement.

As of December 31, 2021, only the onshore Highlander subject interest had established commercial production. Royalties are paid to the Royalty Trust on the last day of the month following the month in which production payments are received by McMoRan or HOGA in accordance with the terms of the master conveyance. In accordance with the master conveyance, the Royalty Trust received royalties from McMoRan and HOGA of $1,181,093 and $790,465 during the years ended December 31, 2021 and 2020, respectively, due to production from the onshore Highlander subject interest.

Royalties received by the Royalty Trust must first be used to (i) satisfy Royalty Trust administrative expenses and (ii) reduce Royalty Trust indebtedness. The Royalty Trust had no indebtedness outstanding as of December 31, 2021. As of December 31, 2021, the Trustee has established a minimum cash reserve of $258,750. As a result, distributions will be made to Royalty Trust unitholders only when royalties received less administrative expenses incurred and repayment of any indebtedness exceeds the minimum cash reserve.

Commencing with the distribution to unitholders in the first quarter of 2022, the Trust is withholding, and in the future intends to withhold, $8,750 from the funds otherwise available for distribution each quarter to gradually build a cash reserve of approximately $350,000. This cash is reserved for the payment of future known, anticipated or contingent expenses or liabilities of the Trust. The Trustee may increase or decrease the targeted cash reserve amount at any time, and may increase or decrease the rate at which it is withholding funds to build the cash reserve at any time, without advance notice to the unitholders. Cash held in reserve will be invested as required by the royalty trust agreement. Any cash reserved in excess of the amount necessary to pay or provide for the payment of future known, anticipated or contingent expenses or liabilities eventually will be distributed to unitholders, together with interest earned on the funds.

Distributable income totaled $607,591 and $175,164 for the years ended December 31, 2021 and 2020, respectively. On January 14, 2022, the Royalty Trust declared a cash distribution of $0.002162 per unit paid on February 11, 2022, to unitholders of record on January 31, 2022. These distributions are not necessarily indicative of future distributions. The Royalty Trust's only other sources of liquidity are mandatory annual contributions, any loans and the required standby reserve account or letter of credit from FCX. As a result, any material adverse change in FCX's, McMoRan's or HOGA's financial condition or results of operations could materially and adversely affect the Royalty Trust and the underlying royalty trust units. See Part I, Item 1A. “Risk Factors” of this Form 10-K for more information.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The financial statements of the Royalty Trust are prepared on the modified cash basis of accounting and are not intended to present the Royalty Trust’s financial position and results of operations in conformity with GAAP. This other comprehensive basis of accounting corresponds to the accounting permitted for royalty trusts by the SEC.
The carrying value of the Royalty Trust’s overriding royalty interests in the subject interests (defined in Note 2 in the Notes to Financial Statements located in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K) is amortized using the units of production method based on estimated proved reserves, on an individual subject interest basis, once production has been achieved for the respective subject interests. Such non-cash amortization is charged directly to the Trust Corpus as royalties are received, and does not affect distributable cash or the determination of distributable cash per royalty trust unit.

The Royalty Trust evaluates the carrying values of the overriding royalty interests in the subject interests for impairment if conditions indicate that potential uncertainty exists regarding the Royalty Trust’s ability to recover its recorded amounts related to the overriding royalty interests. Indications of potential impairment with respect to the overriding royalty interests can include, among other things, subject interest lease expirations, reductions in estimated reserve quantities or resource potential, changes in estimated future oil and gas prices, exploration costs, and/or drilling plans, and other matters that arise that could negatively impact the carrying values of the overriding royalty interests. If an impairment event occurs and it is determined that the carrying value of the Royalty Trust's overriding royalty interests in the subject interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the overriding royalty interests in the subject interests exceeds the fair value of these assets, which would be measured by discounting projected cash flows. The related impairment amounts are recorded as a reduction to the overriding royalty interests with an offsetting reduction to the Trust Corpus in the period such impairment is determined, see Note 3 in the Notes to Financial Statements located in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K. No impairment charges were recorded during the years ended December 31, 2021 and 2020.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE TRUSTEE AND HOLDERS OF ROYALTY TRUST UNITS
OF GULF COAST ULTRA DEEP ROYALTY TRUST:

Opinion on the Financial Statements

We have audited the accompanying statements of assets, liabilities and trust corpus of Gulf Coast Ultra Deep Royalty Trust (the Royalty Trust) as of December 31, 2021 and 2020, the related statements of distributable income and changes in trust corpus for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the assets, liabilities and trust corpus of the Royalty Trust at December 31, 2021 and 2020, and the distributable income for each of the two years in the period ended December 31, 2021, in conformity with modified cash basis of accounting described in Note 1.

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

New Orleans, Louisiana
March 22, 2022

GULF COAST ULTRA DEEP ROYALTY TRUST
STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	December 31,
	2021	2020
ASSETS
Operating cash	$756,449	$321,252
Reserve fund cash and short-term investments	1,054,648	1,054,444
Overriding royalty interests in subject interests, net	463,307	609,806
Total assets	$2,274,404	$1,985,502

LIABILITIES AND TRUST CORPUS
Reserve fund liability	$1,054,648	$1,054,444
Trust corpus (230,172,696 royalty trust units authorized, issued and outstanding as of December 31, 2021 and 2020)	1,219,756	931,058
Total liabilities and trust corpus	$2,274,404	$1,985,502

The accompanying notes are an integral part of these financial statements.

GULF COAST ULTRA DEEP ROYALTY TRUST
STATEMENTS OF DISTRIBUTABLE INCOME

	Years Ended December 31,
	2021	2020

Royalty income	$1,181,093	$790,465
Interest income and other	35	1,852
Administrative expenses	(564,787)	(617,153)
Income in excess of administrative expenses	$616,341	$175,164

Distributable income	$607,591	$175,164

Distributable income per royalty trust unit	$0.002640	$0.000761
Royalty trust units outstanding at end of year	230,172,696	230,172,696

The accompanying notes are an integral part of these financial statements.

GULF COAST ULTRA DEEP ROYALTY TRUST
STATEMENTS OF CHANGES IN TRUST CORPUS

	Years Ended December 31,
	2021	2020

Trust corpus, beginning of period	$931,058	$1,236,176
Amortization of overriding royalty interests in subject interests	(146,499)	(214,121)
Income in excess of administrative expenses	616,341	175,164
Distributions paid	(181,144)	(266,161)
Trust corpus, end of period	$1,219,756	$931,058

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

The Royalty Trust evaluates the carrying values of the overriding royalty interests in the subject interests for impairment if conditions indicate that potential uncertainty exists regarding the Royalty Trust’s ability to recover its recorded amounts related to the overriding royalty interests. Indications of potential impairment with respect to the overriding royalty interests can include, among other things, subject interest lease expirations, reductions in estimated reserve quantities or resource potential, changes in estimated future oil and natural gas prices, exploration costs, and/or drilling plans, and other matters that arise that could negatively impact the carrying values of the overriding royalty interests. If an impairment event occurs and it is determined that the carrying value of the Royalty Trust's overriding royalty interests in the subject interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the overriding royalty interests in the subject interests exceeds the fair value of these assets, which would be measured by discounting projected cash flows. The related impairment amounts are recorded as a reduction to the overriding royalty interest with an offsetting reduction to the Trust Corpus in the period such impairment is determined. Impairment of the carrying values of the overriding royalty interests in the subject interests involves a significant amount of judgment and may be subject to changes over time based on drilling plans and results, geophysical evaluations, the assignment of proved natural gas reserves, availability of capital and other factors. Fair value accounting guidance includes a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 inputs) and the lowest priority to unobservable inputs (Level 3). When indicators of impairment are present and it is determined that the carrying value of the Royalty Trust's overriding royalty interests in the subject interests exceeds the estimated undiscounted cash flows of the subject interest, fair value estimates utilized in the impairment assessment are determined based on inputs not observable in the market and thus represent Level 3 measurements. No impairment charges were recorded during the years ended December 31, 2021, and December 31, 2020.

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

The subject interests originally consisted of 20 specified Inboard Lower Tertiary/Cretaceous prospects (with target depths generally greater than 18,000 feet total vertical depth) located in the shallow waters of the Gulf of Mexico and onshore in South Louisiana. As of December 31, 2021, only the onshore Highlander subject interest had established commercial production.

The onshore Highlander subject interest began commercial production on February 25, 2015. Prior to this date there had been no commercial production of hydrocarbons from any of the subject interests. An amortization charge related to production volumes associated with the onshore Highlander subject interest reduced the carrying value of the overriding royalty interests in the subject interests by $146,499 and $214,121 for the years ended December 31, 2021 and 2020, respectively. Accumulated amortization was $6,293,393 and $6,146,894 for the years ended December 31, 2021 and 2020, respectively.

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

5. RELATED PARTY TRANSACTIONS

Royalties. As of December 31, 2021, only the onshore Highlander subject interest had established commercial production. In accordance with the master conveyance, the Royalty Trust received royalties from McMoRan and HOGA of $1,181,093 and $790,465 during the years ended December 31, 2021 and 2020, respectively, resulting from production from the onshore Highlander subject interest. Royalties received by the Royalty Trust must first be used to (i) satisfy Royalty Trust administrative expenses and (ii) reduce Royalty Trust indebtedness. The Royalty Trust had no indebtedness outstanding as of December 31, 2021. As of December 31, 2021, the Trustee has established a minimum cash reserve of $258,750. As a result, distributions are made to Royalty Trust unitholders only when royalties received less administrative expenses incurred and repayment of any indebtedness exceeds the minimum cash reserve.

Commencing with the distribution to unitholders in the first quarter of 2022, the Trust is withholding, and in the future intends to withhold, $8,750 from the funds otherwise available for distribution each quarter to gradually build a cash reserve of approximately $350,000. This cash is reserved for the payment of future known, anticipated or contingent expenses or liabilities of the Trust. The Trustee may increase or decrease the targeted cash reserve amount at any time, and may increase or decrease the rate at which it is withholding funds to build the cash reserve at any time, without advance notice to the unitholders. Cash held in reserve will be invested as required by the royalty trust agreement. Any cash reserved in excess of the amount necessary to pay or provide for the payment of future known, anticipated or contingent expenses or liabilities eventually will be distributed to unitholders, together with interest earned on the funds. For additional information regarding distributions to Royalty Trust unitholders, see Note 6.

Funding of Administrative Expenses. Pursuant to the royalty trust agreement, FCX has agreed to pay annual trust expenses up to $350,000, with no right of repayment or interest due, to the extent the Royalty Trust lacks sufficient funds to pay administrative expenses. No such contributions were made during the years ended December 31, 2021, and 2020. In addition to such annual contributions, FCX has agreed to lend money, on an unsecured, interest-free basis, to the Royalty Trust to fund the Royalty Trust's ordinary administrative expenses as set forth in the royalty trust agreement. All funds the Trustee borrows to cover expenses or liabilities, whether from FCX or from any other source, must be repaid before the Royalty Trust unitholders will receive any distributions. No loans or repayments were made during the years ended December 31, 2021, and 2020.

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

Royalty Trust Units Held by FCX and HOGA. At December 31, 2021, the Royalty Trust had 230,172,696 royalty trust units outstanding. In connection with the Highlander Sale on February 5, 2019, McMoRan assigned

31,143,150 royalty trust units to HOGA and retained 31,143,149 royalty trust units. FCX and HOGA each hold 13.5% of the outstanding royalty trust units.

6. DISTRIBUTIONS

Distributable income totaled $607,591 and $175,164 for the years ended December 31, 2021 and 2020, respectively. A summary of quarterly per unit distributions for the years ended December 31, 2021 and 2020 is set forth in the table below.

Three-month period ended:	2021				2020
	Amount	Per Unit Amount	Record Date	Payment Date	Amount	Per Unit Amount	Record Date	Payment Date
March 31,	$32,589	$0.000142	4/30/2021	5/14/2021	$76,819	$0.000334	4/30/2020	5/14/2020
June 30,	$47,999	$0.000209	7/30/2021	8/13/2021	$1,702	$0.000007	7/30/2020	8/13/2020
September 30,	$29,304	$0.000127	10/29/2021	11/12/2021	$25,391	$0.000110	10/30/2020	11/13/2020
December 31,	$497,699	$0.002162	1/31/2022	2/11/2022	$71,252	$0.000310	1/29/2021	2/12/2021

On January 14, 2022, the Royalty Trust declared a cash distribution of $0.002162 per unit paid on February 11, 2022, to unitholders of record on January 31, 2022. These distributions are not necessarily indicative of future distributions.

Natural gas sales volumes (in thousands of cubic feet, or Mcf), average sales price (per Mcf) and net cash proceeds available for distribution for the years ended December 31, 2021 and 2020, are set forth in the table below.

	2021	2020
Natural gas sales volumes (Mcf) (a)	384,421	515,278
Natural gas average sales price (per Mcf)	$3.47	$1.88
Gross proceeds	$1,334,533	$967,145
Post-production costs and specified taxes	(153,440)	(176,680)
Royalty income	1,181,093	790,465
Interest and dividend income	35	1,852
Administrative expenses	(564,787)	(617,153)
Income in excess of administrative expenses	616,341	175,164
Adjustment to minimum cash reserve	(8,750)	—
Net cash proceeds available for distribution	$607,591	175,164

(a)     Attributable to the onshore Highlander subject interest, which is the only subject interest with commercial production.

7. CONTINGENCIES

Litigation. There are currently no pending legal proceedings to which the Royalty Trust is a party.

8. SUBSEQUENT EVENTS

On January 14, 2022, the Royalty Trust declared a cash distribution of $0.002162 per unit paid on February 11, 2022, to unitholders of record on January 31, 2022.

The Royalty Trust evaluated all other events subsequent to December 31, 2021, and through the date the Royalty Trust’s financial statements were issued, and determined that all events or transactions occurring during this period requiring recognition or disclosure were appropriately addressed in these financial statements.

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

	Natural Gas (MMcf) (a)
	2021	2020

Proved reserves:
Balance at beginning of year	1,523	1,940
Revisions of previous estimates (b)	287	98
Extensions and discoveries	—	—
Acquisition of reserves in-place	—	—
Sale of reserves in-place	—	—
Purchase of reserves in-place	—	—
Production	(384)	(515)
Balance at end of year	1,426	1,523

Proved developed reserves at end of year	1,426	1,523
Proved undeveloped reserves at end of year	—	—

(a)     MMcf = millions of cubic feet.
(b)    For the years ended December 31, 2021 and 2020, positive revisions associated with the onshore Highlander subject interest were primarily due to positive well performance for the Highlander well.

Standardized Measure. The Standardized Measure (discounted at 10%) from production of proved natural gas reserves has been developed as of December 31, 2021 and 2020, in accordance with SEC guidelines. HOGA estimated the quantity of proved natural gas reserves associated with the overriding royalty interests in the subject interests as well as the future periods in which they are expected to be produced based on year-end economic conditions. Estimates of future net revenues from the Royalty Trust's proved natural gas properties and the present value thereof were made using the twelve-month average of the first-day-of-the-month historical reference prices as adjusted for location and quality differentials, which are held constant throughout the life of the properties, except where such guidelines permit alternate treatment, including the use of fixed and determinable contractual price escalations. Future gross revenues were reduced by estimated specified post-production costs and taxes in accordance with the trust agreement. Future income taxes are not presented given the Royalty Trust's status as a non-taxable “pass through” entity. See Note 4.
The average realized sales price used in the Royalty Trust's reserve report, was $3.59 per Mcf of natural gas as of December 31, 2021 and $1.95 per Mcf of natural gas as of December 31, 2020.

The Standardized Measure related to proved reserves as of December 31 is presented below:

	2021	2020

Future cash inflows	$5,118,600	$2,972,100
Future costs applicable to future cash flows:
Production costs (primarily production and ad valorem taxes)	(919,500)	(766,000)
Development and abandonment costs	—	—
Future income taxes (a)	—	—
Future net cash flows	4,199,100	2,206,100
Discount for estimated timing of net cash flows (10% discount rate) (b)	(801,100)	(398,800)
Standardized measure	$3,398,000	$1,807,300

(a)No taxes are presented given the Royalty Trust's status as a non-taxable “pass-through” entity. See Note 4.
(b)Amounts reflect application of the required 10% discount rate to the estimated future net cash flows associated with production of estimated proved reserves.

A summary of the principal sources of changes in the Standardized Measure for the years ended December 31 is presented below:

	2021	2020
Balance at beginning of year	$1,807,300	$3,244,500
Sales, net of production expenses	(1,181,092)	(790,465)
Net change in prices and production expenses	1,899,494	(952,631)
Extensions, discoveries and improved recoveries	—	—
Changes in estimated future development costs	—	—
Previously estimated development costs incurred during the year	—	—
Sales of reserves in-place	—	—
Revisions of quantity estimates	694,376	113,792
Changes due to timing and other	(2,808)	(132,346)
Accretion of discount	180,730	324,450
Net change in income taxes	—	—
Balance at end of year	$3,398,000	$1,807,300

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

Internal Control Over Financial Reporting

(a) Trustee’s Annual Report on Internal Control over Financial Reporting. The Bank of New York Mellon Trust Company, N.A., as Trustee of the Royalty Trust, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act. The Trustee conducted an evaluation of the effectiveness of the Royalty Trust’s internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the “COSO criteria”). Based on the Trustee’s evaluation under the COSO criteria, the Trustee concluded that the Royalty Trust’s internal control over financial reporting was effective as of December 31, 2021.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

(b) Changes in Internal Control over Financial Reporting. During the quarter ended December 31, 2021, there has been no change in the Royalty Trust's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Royalty Trust's internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of FCX or HOGA.

Item 9B. Other Information

Not Applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Royalty Trust Unitholder Matters

Security Ownership of Certain Beneficial Owners

Based on filings with the SEC and any information that FCX has provided to the Trustee, the table below shows the beneficial owners of more than 5% of the outstanding royalty trust units. Unless otherwise indicated, all information is presented as of December 31, 2021, and all royalty trust units beneficially owned are held with sole voting and investment power.

Name and Address of Beneficial Owner	Total Number of Royalty Trust Units Beneficially Owned		Percent of Outstanding Royalty Trust Units (a)

Neil S. Subin
3300 South Dixie Highway
Suite 1-365
West Palm Beach, FL 33405	45,228,326	(b)	19.6%

Highlander Oil & Gas Assets LLC
Magnolia Oil & Gas Corporation
9 Greenway Plaza, Suite 1400
Houston, TX 77046	31,143,150	(c)	13.5%

Freeport-McMoRan Inc.
McMoRan Oil & Gas LLC
333 North Central Avenue
Phoenix, AZ 85004	31,143,149	(d)	13.5%

Leon G. Cooperman
11431 W. Palmetto Park Road
Boca Raton, FL 33428	21,651,695	(e)	9.4%

Akanthos Capital Management, LLC
21700 Oxnard Street, Suite 1730
Woodland Hills, CA 91367	16,135,696	(f)	7.0%

(a)Based on 230,172,696 royalty trust units outstanding as of December 31, 2021.

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

Funding of Administrative Expenses. Pursuant to the royalty trust agreement, FCX has agreed to pay annual trust expenses up to $350,000, with no right of repayment or interest due, to the extent the Royalty Trust lacks sufficient funds to pay administrative expenses. No such contributions were made during the years ended December 31, 2021 and 2020. In addition to such annual contributions, FCX has agreed to lend money, on an unsecured, interest-free basis, to the Royalty Trust to fund the Royalty Trust's ordinary administrative expenses as set forth in the royalty trust agreement. All funds the Trustee borrows to cover expenses or liabilities, whether from FCX or from any other source, must be repaid before the Royalty Trust unitholders will receive any distributions. No loans or repayments were made during the years ended December 31, 2021 and 2020.

Pursuant to the royalty trust agreement, FCX also agreed to provide and maintain a $1.0 million stand-by reserve account or an equivalent letter of credit for the benefit of the Royalty Trust to enable the Trustee to draw on such reserve account or letter of credit to pay obligations of the Royalty Trust if its funds are inadequate to pay its obligations at any time. Currently, with the consent of the Trustee, FCX may reduce the reserve account or substitute a letter of credit with a different face amount for the original letter of credit or any substitute letter of credit. In connection with this arrangement, FCX has provided $1.0 million in the form of a reserve fund cash account to the Royalty Trust, which amount is reflected as reserve fund cash (and short-term investments) with a corresponding reserve fund liability in the accompanying Statements of Assets, Liabilities and Trust Corpus. The Royalty Trust has not drawn any funds from the reserve account, and FCX has not requested a reduction of such reserve account. For additional information regarding the royalty trust agreement, see Note 2 in the Notes to Financial Statements located in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K.

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

Royalty Trust Units Held by FCX and HOGA. At December 31, 2021, the Royalty Trust had 230,172,696 royalty trust units outstanding. At December 31, 2021, HOGA held 31,143,150 royalty trust units and FCX, through its wholly owned subsidiary McMoRan, held 31,143,149 royalty trust units. FCX and HOGA each hold 13.5% of the outstanding royalty trust units.

The Royalty Trust has no directors.

Item 14. Principal Accountant Fees and Services
Fees and Related Disclosures for Accounting Services
    The following table discloses the fees for professional services billed to the Royalty Trust by Ernst & Young LLP in each of the last two fiscal years:

	2021	2020
Audit Fees	$170,000	$170,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

    The Royalty Trust has no audit committee, and as a result, has no audit committee pre-approval policies and procedures with respect to fees paid to Ernst & Young LLP. Any pre-approval or approval of any services performed by the principal auditor or any other professional service firms and related fees are granted by the Trustee.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)    Financial Statements. The following financial statements are set forth under Part II, Item 8 of this Form 10-K on the pages indicated:

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

Date: March 22, 2022

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