Form 10-Q
period 2022-06-30
Gulf Coast Ultra Deep Royalty Trust
filed 2022-08-12
CIK 1565146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
☐ Yes ☑ No

On August 9, 2022, there were 230,172,696 royalty trust units outstanding representing beneficial interests in the registrant.

Part I. FINANCIAL INFORMATION

Item 1.    Financial Statements.

GULF COAST ULTRA DEEP ROYALTY TRUST
STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	June 30,	December 31,
	2022	2021
ASSETS	(unaudited)	(audited)
Operating cash	$581,632	$756,449
Reserve fund cash and short-term investments	1,054,758	1,054,524
Overriding royalty interests in subject interests, net	389,840	463,307
Total assets	$2,026,230	$2,274,280

LIABILITIES AND TRUST CORPUS
Reserve fund liability	$1,054,758	$1,054,524
Trust corpus (230,172,696 royalty trust units authorized, issued and
outstanding as of June 30, 2022 and December 31, 2021)	971,472	1,219,756
Total liabilities and trust corpus	$2,026,230	$2,274,280

The accompanying notes are an integral part of these financial statements.

GULF COAST ULTRA DEEP ROYALTY TRUST
STATEMENTS OF DISTRIBUTABLE INCOME (Unaudited)

	Three Months Ended		Six Months Ended,
	June 30,		June 30,
	2022	2021	2022	2021
Royalty income	$525,689	$213,382	$976,719	$451,565
Interest income and other	366	8	383	16
Administrative expenses	(211,923)	(165,391)	(396,090)	(370,993)
Income in excess of administrative expenses (Note 4)	$314,132	$47,999	$581,012	$80,588
Distributable income (Note 4)	$305,382	$47,999	$563,512	$80,588
Distributable income per royalty trust unit	$0.001327	$0.000209	$0.002448	$0.000350
Royalty trust units outstanding at end of period	230,172,696	230,172,696	230,172,696	230,172,696

The accompanying notes are an integral part of these financial statements.

GULF COAST ULTRA DEEP ROYALTY TRUST
STATEMENTS OF CHANGES IN TRUST CORPUS (Unaudited)

	Three Months Ended		Six Months Ended,
	June 30,		June 30,
	2022	2021	2022	2021
Trust corpus, beginning of period	$950,816	$847,831	$1,219,756	$931,058
Amortization of overriding royalty interests in subject interests	(35,346)	(30,712)	(73,467)	(75,276)
Income in excess of administrative expenses	314,132	47,999	581,012	80,588
Distributions paid	(258,130)	(32,589)	(755,829)	(103,841)
Trust corpus, end of period	$971,472	$832,529	$971,472	$832,529

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

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all required information and disclosures. Therefore, this information should be read in conjunction with the Royalty Trust’s financial statements and notes contained in its annual report on Form 10-K for the year ended December 31, 2021. The information furnished herein reflects all adjustments that are, in the opinion of The Bank of New York Mellon Trust Company, N.A. (the Trustee), necessary for a fair statement of the results for the interim periods reported. All such adjustments are, in the opinion of the Trustee, of a normal recurring nature. Operating results for the three- and six-month periods ended June 30, 2022, are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

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

2. OVERRIDING ROYALTY INTERESTS
The onshore Highlander subject interest is the only producing subject interest in which the Royalty Trust holds an overriding royalty interest, and began commercial production on February 25, 2015. Prior to this date there had been no commercial production of hydrocarbons from any of the subject interests. Amortization charges related to production volumes associated with the onshore Highlander subject interest reduced the carrying value of the overriding royalty interests by $35,346 and $73,467 during the three- and six-month periods ended June 30, 2022, respectively, and $30,712 and $75,276 during the three- and six-month periods ended June 30, 2021, respectively. Accumulated amortization was $6,366,860 and $6,293,393 at June 30, 2022, and December 31, 2021, respectively.

Highlander Oil & Gas Assets LLC (HOGA) has a 72 percent working interest and an approximate 48 percent net revenue interest in the onshore Highlander subject interest. The Royalty Trust holds a 3.6 percent overriding royalty interest in the onshore Highlander subject interest. HOGA is the operator of the onshore Highlander subject interest.

3. RELATED PARTY TRANSACTIONS
Royalty Income. In accordance with the terms of the master conveyance, royalties are paid to the Royalty Trust on the last day of the month following the month in which production payments are received by HOGA. As of June 30, 2022, only the onshore Highlander subject interest had established commercial production. The Royalty Trust received royalties of $525,689 and $976,719 during the three- and six-month periods ended June 30, 2022, respectively, and $213,382 and $451,565 during the three- and six-month periods ended June 30, 2021, respectively. Royalties received by the Royalty Trust must first be used to (i) satisfy Royalty Trust administrative expenses and (ii) reduce Royalty Trust indebtedness. The Royalty Trust had no indebtedness outstanding as of June 30, 2022.

Each quarter, the trustee will determine the amount of funds available for distribution to the Royalty Trust unitholders. Available funds will equal the excess cash received by the Royalty Trust from the royalty interests and other sources during that quarter over the Royalty Trust’s liabilities for that quarter. Available funds will be reduced by any cash the trustee decides to hold as a reserve against future liabilities. As of June 30, 2022, the Trustee has established a minimum cash reserve of $276,250.

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

Funding of Administrative Expenses. Pursuant to the royalty trust agreement, Freeport-McMoRan Inc. (FCX) has agreed to pay annual trust expenses up to a maximum amount of $350,000, with no right of repayment or interest due, to the extent the Royalty Trust lacks sufficient funds to pay administrative expenses. No such contributions were made during the three- and six-month periods ended June 30, 2022 or 2021. In addition to such annual contributions, FCX has agreed to lend money, on an unsecured, interest-free basis, to the Royalty Trust to fund the Royalty Trust's ordinary administrative expenses as set forth in the royalty trust agreement. No loans were outstanding at June 30, 2022 or December 31, 2021.

Pursuant to the royalty trust agreement, FCX agreed to provide and maintain a $1.0 million stand-by reserve account or an equivalent letter of credit for the benefit of the Royalty Trust to enable the Trustee to draw on such reserve account or letter of credit to pay obligations of the Royalty Trust if its funds are inadequate to pay its obligations at any time. Currently, with the consent of the Trustee, FCX may reduce the reserve account or substitute a letter of credit with a different face amount for the original letter of credit or any substitute letter of credit. In connection with this arrangement, FCX provided $1.0 million to the Royalty Trust. The $1.0 million, plus interest collected thereon, is reflected as reserve fund cash, with a corresponding reserve fund liability in the accompanying Statements of Assets, Liabilities and Trust Corpus. As of June 30, 2022, the Royalty Trust had not drawn any funds from the reserve account, and FCX had not requested a reduction of such reserve account.

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

Royalty Trust Units Held by FCX and HOGA. At June 30, 2022, the Royalty Trust had 230,172,696 royalty trust units outstanding, HOGA held 31,143,150 royalty trust units, and FCX, through its indirect wholly owned subsidiary McMoRan, held 31,143,149 royalty trust units. FCX and HOGA each hold 13.5% of the outstanding royalty trust units.

4. DISTRIBUTIONS
Natural gas sales volumes (measured in thousands of cubic feet, or “Mcf”), average sales price and net cash proceeds available for distribution for the three- and six-month periods ended June 30, 2022 and 2021, are set forth in the table below.

	Three Months Ended		Six Months Ended,
	June 30,		June 30,
	2022	2021	2022	2021
Natural gas sales volumes (Mcf) (a)	107,110	76,780	222,627	188,190
Natural gas average sales price (per Mcf)	$5.30	$3.24	$4.78	$2.81
Gross proceeds	568,076	248,875	1,064,902	529,045
Post-production costs and specified taxes	(42,387)	(35,493)	(88,183)	(77,480)
Royalty income	525,689	213,382	976,719	451,565
Interest and dividend income	366	8	383	16
Administrative expenses	(211,923)	(165,391)	(396,090)	(370,993)
Income in excess of administrative expenses	314,132	47,999	581,012	80,588
Adjustment to minimum cash reserve	(8,750)	—	(17,500)	—
Net cash proceeds available for distribution	$305,382	$47,999	$563,512	$80,588

(a)     Attributable to the onshore Highlander subject interest, which is the only subject interest with commercial production.

A summary of quarterly per unit distributions for the three-month periods ended March 31, 2022 and 2021, and for the three-month periods ended June 30, 2022 and 2021, is set forth in the table below.

2022				2021
Amount	Per Unit Amount	Record Date	Payment Date	Amount	Per Unit Amount	Record Date	Payment Date
$258,130	$0.001121	4/29/2022	5/13/2022	$32,589	$0.000142	4/30/2021	5/14/2021
$305,382	$0.001327	7/29/2022	8/12/2022	$47,999	$0.000209	7/30/2021	8/13/2021

These distributions are not necessarily indicative of future distributions.

5. CONTINGENCIES AND OTHER COMMITMENTS
Litigation. There are currently no pending legal proceedings to which the Royalty Trust is a party.

6. SUBSEQUENT EVENTS
On July 14, 2022, the Royalty Trust declared a cash distribution of $0.001327 per unit payable on August 12, 2022, to Royalty Trust unitholders of record on July 29, 2022. For additional information, see Note 4.

The Royalty Trust evaluated all other events subsequent to June 30, 2022, and through the date the Royalty Trust’s financial statements were issued, and determined that all events or transactions occurring during this period requiring recognition or disclosure were appropriately addressed in these financial statements.

Item 2.     Trustee's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

You should read the following discussion in conjunction with the financial statements of Gulf Coast Ultra Deep Royalty Trust (the Royalty Trust) and the related Trustee’s Discussion and Analysis of Financial Condition and Results of Operations and the discussion of its Business and Properties in the Royalty Trust's Annual Report on Form 10-K for the year ended December 31, 2021 (2021 Form 10-K), filed with the United States (U.S.) Securities and Exchange Commission (SEC). The results of operations reported and summarized below are not necessarily indicative of future operating results. Unless otherwise specified, all references to “Notes” refer to the Notes to Financial Statements located in Part I, Item I. “Financial Statements” of this Form 10-Q. Also see the 2021 Form 10-K for a glossary of definitions for some of the oil and gas industry terms used in this Form 10-Q. Additionally, please refer to the section entitled “Cautionary Statement” on page 13 of this Form 10-Q. The information below has been furnished to the Trustee by Highlander Oil & Gas Assets LLC (HOGA).

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

As of June 30, 2022, only the onshore Highlander subject interest had established commercial production. On February 5, 2019, McMoRan completed the sale of all of its rights, title and interest in and to the onshore Highlander subject interest pursuant to a purchase and sale agreement with HOGA (the Highlander Sale). The onshore Highlander subject interest was sold subject to the overriding royalty interest in future production held by the Royalty Trust. As a result of the Highlander Sale, HOGA has a 72 percent working interest and an approximate 48 percent net revenue interest in the onshore Highlander subject interest. The Royalty Trust continues to hold a 3.6 percent overriding royalty interest in the onshore Highlander subject interest. HOGA is the operator of the onshore Highlander subject interest. McMoRan has informed the Trustee that it has no plans to pursue, has relinquished, has allowed to expire or has sold all of its subject interests.

In connection with the Highlander Sale, McMoRan sold its interests in substantially all of its oil and gas leases associated with the Highlander subject interest to HOGA. At June 30, 2022, HOGA owned interests in approximately 131 gas leases onshore in South Louisiana, covering approximately 9,000 gross acres (6,476 acres net to HOGA's interest) associated with the onshore Highlander subject interest. McMoRan has informed the Trustee that it has no plans to pursue, has relinquished, has allowed to expire or has sold all of its subject interests. Whether or not HOGA maintains the acreage associated with the onshore Highlander subject interest is determined by HOGA's current and future plans, over which the Royalty Trust has no control.

LIQUIDITY AND CAPITAL RESOURCES

Pursuant to the royalty trust agreement, FCX has agreed to pay annual trust expenses up to a maximum amount of $350,000, with no right of repayment or interest due, to the extent the Royalty Trust lacks sufficient funds to pay administrative expenses. No such contributions by FCX were made during the three- and six-month periods ended June 30, 2022 or 2021. In addition to such annual contributions, FCX has agreed to lend money, on an unsecured, interest-free basis, to the Royalty Trust to fund the Royalty Trust's ordinary administrative expenses as set forth in the royalty trust agreement. No loans were outstanding as of June 30, 2022, or December 31, 2021. All funds the Trustee borrows to cover expenses or liabilities, whether from FCX or from any other source, must be repaid before the Royalty Trust unitholders receive any distributions.

Pursuant to the royalty trust agreement, FCX agreed to provide and maintain a $1.0 million stand-by reserve account or an equivalent letter of credit for the benefit of the Royalty Trust to enable the Trustee to draw on such reserve account or letter of credit to pay obligations of the Royalty Trust if its funds are inadequate to pay its obligations at any time. Currently, with the consent of the Trustee, FCX may reduce the reserve account or substitute a letter of credit with a different face amount for the original letter of credit or any substitute letter of credit. In connection with this arrangement, FCX provided $1.0 million to the Royalty Trust. The $1.0 million, plus interest collected thereon, is held in reserve fund cash. As of June 30, 2022, the Royalty Trust had not drawn any funds from the reserve account, and FCX had not requested a reduction of such reserve account.

In connection with the completion of the Highlander Sale, HOGA assumed all administrative and reporting responsibilities with respect to the Royalty Trust, including those described in Article III of the royalty trust agreement.

In accordance with the terms of the master conveyance, royalties are paid to the Royalty Trust on the last day of the month following the month in which production payments are received by HOGA. As of June 30, 2022, only the onshore Highlander subject interest had established commercial production. The Royalty Trust received royalties of

$525,689 and $976,719 during the three- and six-month periods ended June 30, 2022, respectively, and $213,382 and $451,565 during the three- and six-month periods ended June 30, 2021, respectively.

Royalties received by the Royalty Trust must first be used to (i) satisfy Royalty Trust administrative expenses and (ii) reduce Royalty Trust indebtedness. The Royalty Trust had no indebtedness outstanding as of June 30, 2022.

Each quarter, the trustee will determine the amount of funds available for distribution to the Royalty Trust unitholders. Available funds will equal the excess cash received by the Royalty Trust from the royalty interests and other sources during that quarter over the Royalty Trust’s liabilities for that quarter. Available funds will be reduced by any cash the trustee decides to hold as a reserve against future liabilities. As of June 30, 2022, the Trustee has established a minimum cash reserve of $276,250.

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

Distributable income totaled $305,382 and $563,512 during the three- and six-month periods ended June 30, 2022, respectively, and $47,999 and $80,588 during the three- and six-month periods ended June 30, 2021, respectively. On July 14, 2022, the Royalty Trust declared a cash distribution of $0.001327 per unit payable on August 12, 2022, to Royalty Trust unitholders of record on July 29, 2022. These distributions are not necessarily indicative of future distributions. The Royalty Trust's only other sources of liquidity are mandatory annual contributions, any loans and the required standby reserve account or letter of credit from FCX. As a result, any material adverse change in FCX's, McMoRan's or HOGA's financial condition or results of operations could materially and adversely affect the Royalty Trust and the underlying royalty trust units.

OFF-BALANCE SHEET ARRANGEMENTS

The Royalty Trust has no off-balance sheet arrangements. The Royalty Trust has not guaranteed the debt of any other party, nor does the Royalty Trust have any other arrangements or relationships with other entities that could potentially result in unconsolidated debt, losses or contingent obligations.

RESULTS OF OPERATIONS

Royalty Income. As of June 30, 2022, only the onshore Highlander subject interest had established commercial production. In accordance with the terms of the master conveyance, during the three-month period ended June 30, 2022, the Royalty Trust received royalties of $525,689 related to 107,110 thousand cubic feet (Mcf) of natural gas production with average post-production costs of $0.40 per Mcf and an average sales price of $5.30 per Mcf. During the three-month period ended June 30, 2021, the Royalty Trust received royalties of $213,382 related to 76,780 Mcf of natural gas production attributable to the onshore Highlander subject interest with average post-production costs of $0.46 per Mcf and an average sales price of $3.24 per Mcf.

During the six-month period ended June 30, 2022, the Royalty Trust received royalties of $976,719 related to 222,627 Mcf of natural gas production attributable to the onshore Highlander subject interest with average post-production costs of $0.40 per Mcf and an average sales price of $4.78 per Mcf. During the six-month period ended June 30, 2021, the Royalty Trust received royalties of $451,565 related to 188,190 Mcf of natural gas production attributable to the onshore Highlander subject interest with average post-production costs of $0.41 per Mcf and an average sales price of $2.81 per Mcf.

Royalty income was higher during the three- and six-month periods ended June 30, 2022, as compared to the corresponding 2021 periods, primarily due to higher natural gas prices and higher production.

Administrative Expenses. Administrative expenses consist primarily of audit, legal and trustee expenses incurred in connection with the administration of the Royalty Trust. During the three-month periods ended June 30, 2022 and

2021, the Royalty Trust paid administrative expenses of $211,923 and $165,391, respectively. During the six-month periods ended June 30, 2022 and 2021, the Royalty Trust paid administrative expenses of $396,090 and $370,993, respectively. Administrative expenses were higher for the three- and six-month periods ended June 30, 2022, as compared to the corresponding 2021 periods, primarily due to the timing of payments for professional services.

NEW ACCOUNTING STANDARDS
None.

CAUTIONARY STATEMENT

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Forward-looking statements are all statements other than statements of historical facts, such as any statements regarding the future financial condition of the Royalty Trust or the trading market for the royalty trust units, all statements regarding the respective plans of McMoRan or HOGA for the subject interests, the potential results of any drilling on the subject interests by the applicable operator, anticipated interests of McMoRan or HOGA and the Royalty Trust in any of the subject interests, HOGA's geologic models and the nature of the geologic trend onshore in South Louisiana discussed in this Form 10-Q, the amount and date of quarterly distributions to Royalty Trust unitholders, and all statements regarding any belief or understanding of the nature or potential of the subject interests. The words “anticipates,” “may,” “can,” “plans,” “believes,” “estimates,” “expects,” “projects,” “intends,” “likely,” “will,” “should,” “to be,” “potential,” and any similar expressions and/or statements that are not historical facts are intended to identify those assertions as forward-looking statements.

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

(b) Changes in internal control over financial reporting. During the quarter ended June 30, 2022, there has been no change in the Royalty Trust's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Royalty Trust's internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of FCX or HOGA.

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

Date: August 12, 2022

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