Form 10-K
period 2022-12-31
Gulf Coast Ultra Deep Royalty Trust
filed 2023-03-15
CIK 1565146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The aggregate market value of Royalty Trust units held by non-affiliates of the registrant was $5.6 million on June 30, 2022.

On March 13, 2023, there were 230,172,696 Royalty Trust units outstanding representing beneficial interests in the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (Form 10-K) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Forward-looking statements are all statements other than statements of historical facts, such as any statements regarding the future financial condition of the Gulf Coast Ultra Deep Royalty Trust (Royalty Trust) or the trading market for the Royalty Trust units, all statements regarding the respective plans of McMoRan Oil & Gas LLC (McMoRan) or Highlander Oil & Gas Assets LLC (HOGA) for the subject interests, the potential results of any drilling on the subject interests by the applicable operator, anticipated interests of McMoRan or HOGA and the Royalty Trust in any of the subject interests, HOGA's geologic models and the nature of the geologic trend onshore in South Louisiana discussed in this Form 10-K, the amount and date of quarterly distributions to Royalty Trust unitholders, and all statements regarding any belief or understanding of the nature or potential of the subject interests. The words “anticipates,” “may,” “can,” “plans,” “believes,” “estimates,” “expects,” “projects,” “intends,” “likely,” “will,” “should,” “to be,” “potential,” and any similar expressions and/or statements that are not historical facts are intended to identify those assertions as forward-looking statements.

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

References to “we,” “us,” and “our” refer to the Royalty Trust. References to “Notes” refer to the Notes to the Financial Statements included herein (refer to Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K). We have also provided a glossary of definitions for some of the oil and gas industry terms we use in this Form 10-K beginning on page 2.

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

On February 5, 2019, McMoRan completed the sale of all of its rights, title and interest in and to the onshore Highlander subject interest pursuant to a purchase and sale agreement with HOGA (the Highlander Sale). The onshore Highlander subject interest was sold subject to the overriding royalty interest in future production held by the Royalty Trust. As a result of the Highlander Sale, HOGA has a 72% working interest and an approximate 48% net revenue interest in the onshore Highlander subject interest. The Royalty Trust continues to hold a 3.6% overriding royalty interest in the onshore Highlander subject interest. HOGA is the operator of the Highlander subject interests. McMoRan has informed the Trustee that it has no plans to pursue, has relinquished, has allowed to expire or has sold all of its subject interests.

3

At December 31, 2022, the Royalty Trust had 230,172,696 Royalty Trust units outstanding. All information in this Form 10-K regarding the subject interests has been furnished to the Trustee by HOGA. The reserve estimates have been prepared by independent petroleum engineers as described herein, based on information furnished by HOGA.

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

The only assets of the Royalty Trust are the overriding royalty interests and the only investment activity the Trustee may engage in is the investment of cash on hand. Other than (a) its formation, (b) its receipt of contributions and loans from FCX for administrative and other expenses as provided for in the Royalty Trust Agreement, (c) its payment of such administrative and other expenses, (d) its repayment of loans from FCX, (e) its receipt of the conveyance of the overriding royalty interests from McMoRan pursuant to the master conveyance, (f) its receipt of royalties from McMoRan and HOGA, and (g) its cash distributions to Royalty Trust unitholders, if any, the Royalty Trust has not conducted any activities. The Trustee has no involvement with, control over, or responsibility for, any aspect of any operations on or relating to the subject interests.

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

Pursuant to the Royalty Trust Agreement, FCX has agreed to pay annual trust expenses up to $350,000, with no right of repayment or interest due, to the extent the Royalty Trust lacks sufficient funds to pay administrative expenses. No such contributions were made during the years ended December 31, 2022 and 2021. In addition to such annual contributions, FCX has agreed to lend money, on an unsecured, interest-free basis, to the Royalty Trust to fund the Royalty Trust's ordinary administrative expenses as set forth in the Royalty Trust Agreement. All funds the Trustee borrows to cover expenses or liabilities, whether from FCX or from any other source, must be repaid before the Royalty Trust unitholders will receive any distributions. No loans or repayments were made during the years ended December 31, 2022 and 2021.

Pursuant to the Royalty Trust Agreement, FCX also agreed to provide and maintain a $1.0 million stand-by reserve account or an equivalent letter of credit for the benefit of the Royalty Trust to enable the Trustee to draw on such reserve account or letter of credit to pay obligations of the Royalty Trust if its funds are inadequate to pay its obligations at any time. Currently, with the consent of the Trustee, FCX may reduce the reserve account or substitute a letter of credit with a different face amount for the original letter of credit or any substitute letter of credit. In connection with this arrangement, FCX has provided $1.0 million in the form of a reserve fund cash account to the Royalty Trust. As of December 31, 2022, the Royalty Trust had not drawn any funds from the reserve account, and FCX had not requested a reduction of such reserve account.

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

Compensation of the Trustee. The Trustee receives $200,000 in annual compensation. Additionally, the Trustee receives reimbursement for its reasonable out-of-pocket expenses incurred in connection with the administration of the Royalty Trust. In the event of litigation involving the Royalty Trust, audits or inspection of the records of the Royalty Trust pertaining to the transactions affecting the Royalty Trust or any other unusual or extraordinary services rendered in connection with the administration of the Royalty Trust, the Trustee would be entitled to receive additional reasonable compensation for the services rendered, including the payment of the Trustee’s standard rates for all time spent by personnel of the Trustee on such matters. The Trustee’s compensation is paid out of the Royalty Trust's assets. The Trustee has a lien on the Royalty Trust’s assets to secure payment of its compensation and any indemnification expenses and other amounts to which it is entitled under the Royalty Trust Agreement.

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

Duration of the Royalty Trust. The Royalty Trust will dissolve on the earliest to occur of (i) June 3, 2033, (ii) the sale of all of the overriding royalty interests, (iii) the election by the Trustee following its resignation for cause (as more fully described in the Royalty Trust Agreement), (iv) a vote of the holders of 66⅔% or more of the outstanding Royalty Trust units held by persons other than FCX, any of its affiliates, or HOGA at a duly called meeting of the Royalty Trust unitholders at which a quorum is present, or (v) the exercise by FCX of the right to call all of the Royalty Trust units as described in the next paragraph. The overriding royalty interests terminate upon the termination of the Royalty Trust, other than in certain limited circumstances where the Royalty Trust has been permitted to transfer the overriding royalty interests to a third party pursuant to the terms of the Royalty Trust Agreement (in which case the overriding royalty interests may extend through June 3, 2033).

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

Distributions and Income Computations. Royalties received by the Royalty Trust must first be used to (i) satisfy Royalty Trust administrative expenses and (ii) reduce Royalty Trust indebtedness. The Royalty Trust had no indebtedness outstanding as of December 31, 2022. As of December 31, 2022, the Trustee has established a minimum cash reserve of $293,750. As a result, distributions will be made to Royalty Trust unitholders only when royalties received less administrative expenses incurred and repayment of any indebtedness exceeds the minimum cash reserve.

Commencing with the distribution to Royalty Trust unitholders in the first quarter of 2022, the Royalty Trust is withholding, and in the future intends to withhold, $8,750 from the funds otherwise available for distribution each quarter to gradually build a cash reserve of approximately $350,000. This cash is reserved for the payment of future known, anticipated or contingent expenses or liabilities of the Trust. The Trustee may increase or decrease the targeted cash reserve amount at any time, and may increase or decrease the rate at which it is withholding funds to build the cash reserve at any time, without advance notice to the Royalty Trust unitholders. Cash held in reserve will be invested as required by the Royalty Trust Agreement. Any cash reserved in excess of the amount necessary to pay or provide for the payment of future known, anticipated or contingent expenses or liabilities eventually will be distributed to Royalty Trust unitholders, together with interest earned on the funds.

Distributable income totaled $1,842,816 and $607,591 for the years ended December 31, 2022 and 2021, respectively. On January 13, 2023, the Royalty Trust declared a cash distribution of $0.002702 per unit paid on February 10, 2023, to Royalty Trust unitholders of record on January 31, 2023. These distributions are not necessarily indicative of future distributions. The Royalty Trust's only other sources of liquidity are mandatory annual contributions, any loans and the required standby reserve account or letter of credit from FCX. As a result, any material adverse change in FCX's or HOGA's financial condition or results of operations could materially and adversely affect the Royalty Trust and the underlying Royalty Trust units. Royalty Trust unitholders that own their Royalty Trust units on the close of business on the record date for each calendar quarter will receive a pro-rata distribution of the amount of the cash available for distribution generally 10 business days after the quarterly record date.
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

On February 5, 2019, McMoRan completed the Highlander Sale. The onshore Highlander subject interest was sold subject to the overriding royalty interest in future production held by the Royalty Trust. As a result of the Highlander Sale, HOGA has a 72 percent working interest and an approximate 48 percent net revenue interest in the onshore Highlander subject interest. The Royalty Trust continues to hold a 3.6 percent overriding royalty interest in the onshore Highlander subject interest. HOGA is the operator of the Highlander subject interests. McMoRan has informed the Trustee that it has no plans to pursue, has relinquished, has allowed to expire or has sold all of its subject interests.

On January 19, 2023, the sole well producing from the onshore Highlander subject interest experienced an operational issue, resulting in substantial amounts of water entering the well, which caused a shut in of the well before production resumed at significantly reduced levels. Following an evaluation by HOGA’s field operations team, HOGA determined that it would be necessary to commence operations to control the water production, in expectation of eventually initiating “kill” operations on the well. HOGA has informed the Trustee this process is ongoing, during which time the well may only operate intermittently, with significantly reduced production, or none at all.

The onshore Highlander subject interest is the only subject interest that has established commercial production. Accordingly, shutting in the well for an extended period of time will eliminate any production from the onshore Highlander subject interest during such period, which will also eliminate any proceeds to which the Royalty Trust would be entitled pursuant to its overriding royalty interest during the same period. Therefore, while the well continues to produce at significantly reduced levels, the Royalty Trust may not receive income attributable to its overriding royalty interest; further, unless the operational issues with the well can be rectified, the well is redrilled or another well is drilled on the onshore Highlander subject interest, the Royalty Trust does not expect to receive any income attributable to its overriding royalty interests and accordingly, does not expect to have any cash available to distribute to Royalty Trust unitholders in future periods.

Exploratory and Development Drilling. McMoRan and HOGA did not drill any exploration or development wells on the subject interests during the years ended December 31, 2022 and 2021. Additionally, there were no in-progress or suspended wells associated with the subject interests during the years ended December 31, 2022 and 2021.

Acreage. At December 31, 2022, HOGA owned interests in approximately 131 oil and gas leases onshore in South Louisiana, covering approximately 9,000 gross acres (6,476 acres net to HOGA's interests) associated with the onshore Highlander subject interest. McMoRan has informed the Trustee that it has no plans to pursue, has relinquished, has allowed to expire or has sold all of its subject interests.

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

Internal Control and Qualifications of Third Party Engineers and Internal Staff. John R. Cliver and Shane M. Howell are the technical personnel responsible for preparing the 2022 Gulf Coast Ultra Deep Royalty Trust reserve estimates at NSAI and meet the requirements regarding qualifications, independence, objectivity, and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. John R. Cliver is a Licensed Professional Engineer in the State of Texas, has been practicing consulting petroleum engineering at NSAI since 2009 and has over 5 years of prior industry experience. Shane M. Howell, a Licensed Professional Geoscientist in the State of Texas, has been practicing consulting petroleum geoscience at NSAI since 2005 and has over 7 years of prior industry experience. NSAI is an independent firm of petroleum engineers, geologists, geophysicists, and petrophysicists; the firm does not own an interest in HOGA's properties and is not employed on a contingent fee basis. HOGA works closely with NSAI independent reserve engineers to ensure the integrity, accuracy and timeliness of data furnished to NSAI in their reserve estimation process. HOGA provides historical information to NSAI, including ownership interest, natural gas production, well test data, commodity prices and operating and development costs.

HOGA’s Vice President & General Manager is a Licensed Professional Engineer in the State of Texas and has over 35 years of technical experience in petroleum engineering and reservoir evaluation and analysis. This individual is the technical person primarily responsible for overseeing the internal reserves estimation process and providing the appropriate data to NSAI for the year-end natural gas reserves estimation process. The preparation of proved natural gas reserve estimates are completed in accordance with HOGA's internal control procedures. These procedures, which are intended to ensure reliability of reserve estimations, include (i) the review and verification of historical production data, (ii) the review by HOGA’s management of annually reported proved reserves, including the review of significant reserve changes and new proved undeveloped reserves additions, if any, (iii) the verification of property ownership; and (iv) none of HOGA's employee’s compensation being tied to the amount of reserves reported.

Proved Reserves. Proved reserve volumes attributable to the subject interests have been determined in accordance with SEC guidelines, which require the use of an average price, calculated as the twelve-month historical average of the first-day-of-the-month historical reference price as adjusted for location and quality differentials. The adjusted gas price used in HOGA's reserve report as of December 31, 2022, was $6.59 per Mcf of natural gas. The price is held constant throughout the life of the property, except where such guidelines permit alternate treatment, including the use of fixed and determinable contractual escalations. All of the natural gas reserves attributable to the subject interests are located in the U.S. There were no oil reserves as of December 31, 2022.

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

Proved reserves represent quantities of natural gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible—from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations—prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time. The following table presents estimated proved reserves attributable to the subject interests as of December 31, 2022:

Natural Gas
(MMcf)

Proved developed	1,346
Proved undeveloped	—
Total proved reserves	1,346

The following table reflects the present value of estimated future net cash flows before income taxes from the production and sale of estimated proved reserves attributable to the subject interests reconciled to the standardized measure of discounted net cash flows (standardized measure) at December 31, 2022.

Estimated undiscounted future net cash flows before income taxes	$7,719,300
Present value of estimated future net cash flows before income taxes (PV-10) (a)	6,055,300
Discounted future income taxes (b)	—
Standardized measure (See Note 9)	$6,055,300

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

Production and Productive Well Interests. As of December 31, 2022, only the onshore Highlander subject interest had established commercial production, which began on February 25, 2015. Prior to this date there had been no commercial production of hydrocarbons from any of the subject interests. During the year ended December 31, 2022, the Royalty Trust received royalties of $2,472,908 from HOGA related to 429,000 Mcf of natural gas production attributable to the onshore Highlander subject interest with average post-production costs of $0.43 per Mcf and an average receipt price of $6.19 per Mcf. During the year ended December 31, 2021, the Royalty Trust received royalties of $1,181,093 from HOGA and McMoRan related to 384,421 Mcf of natural gas production attributable to the onshore Highlander subject interest with average post-production costs of $0.40 per Mcf and an average receipt price of $3.47 per Mcf.

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

On February 5, 2019, McMoRan completed the Highlander Sale. The onshore Highlander subject interest was sold subject to the overriding royalty interest in future production held by the Royalty Trust. As a result of the Highlander Sale, HOGA has a 72 percent working interest and an approximate 48 percent net revenue interest in the onshore Highlander subject interest. The Royalty Trust continues to hold a 3.6 percent overriding royalty interest in the onshore Highlander subject interest. HOGA is the operator of the Highlander subject interests. McMoRan has informed the Trustee that it has no plans to pursue, has relinquished, has allowed to expire or has sold all of its subject interests. To the extent that HOGA does not fund the exploration and development of the onshore Highlander subject interest, or if for any other reason sufficient production from the onshore Highlander subject interest is not maintained in commercial quantities, Royalty Trust unitholders will not realize any additional value from their investment in the Royalty Trust units.

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

In December 2015, the EPA finalized rules that added new sources to the scope of its GHG monitoring and reporting rule. These new sources include gathering and boosting facilities. The revisions also include the addition of well identification reporting requirements for certain facilities. In addition, in June 2016 the EPA published a final rule that requires operators to reduce methane emissions from certain oil and gas facilities, including production, processing, transmission and storage activities, that are constructed, modified, or reconstructed after September 18, 2015 (the “Methane Rule”). More recently, the EPA issued a November 15, 2021 proposal and a November 11, 2022 supplemental proposal that would establish volatile organic compound and methane emissions standards for oil and gas sources that are constructed, modified, or reconstructed after November 15, 2021, as well as a set of volatile organic compound and methane emissions guidelines that would apply to existing oil and gas sources for the first time under the CAA. The EPA plans to issue a final rule from the pending proposal in 2023, which would then trigger a requirement for states to develop rules that will make the federal emissions guidelines enforceable as state rules over a three- to four-year period. The ultimate fate of the proposed GHG control requirements for existing oil and gas sources is unclear. Nevertheless, regulations promulgated under the CAA may require HOGA to incur development expenses to install and utilize specific equipment, technologies, or work practices to control methane emissions from its operations.

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

In a separate executive order issued on January 20, 2021, President Biden asked the heads of all executive departments and agencies to review and take action to address any Federal regulations, orders, guidance documents, policies and any similar agency actions promulgated during the prior administration that may be inconsistent with or present obstacles to the administration’s stated goals of protecting public health and the environment, and conserving national monuments and refuges. The executive order also established an Interagency Working Group on the Social Cost of Greenhouse Gases, which is called on to, among other things, capture the full costs of greenhouse gas emissions, including the “social cost of carbon,” “social cost of nitrous oxide” and “social cost of methane,” which are “the monetized damages associated with incremental increases in greenhouse gas emissions,” including “changes in net agricultural productivity, human health, property damage from increased flood risk, and the value of ecosystem services.” The Working Group in late 2022 proposed to significantly increase the social cost of carbon used in assessing the costs and benefits of government actions.

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

How the EPA and the USACE define “waters of the United States” (WOTUS), which defines the extent of geographic jurisdiction under the CWA, can impact HOGA’s regulatory and permitting obligations under the CWA. In 2023, the EPA and the USACE issued a final rule (“2023 rule”) that is described by the EPA and the USACE as following the 1986 regulations as modified by subsequent U.S. Supreme Court decisions and guidance issued by the EPA and USACE interpreting the decisions. The 2023 rule is already subject to litigation, including motions for preliminary injunctions to prevent the 2023 rule from going into effect. One issue raised in the litigation is that a U.S. Supreme Court decision in the Sackett II case is expected in mid-2023 and will likely address the definition of wetlands in the 2023 rule. HOGA’s regulatory obligations and permitting costs will continue to be subject to remaining uncertainty around the definition of WOTUS and the scope of CWA regulation, given the pending litigation over the 2023 rule and expected Supreme Court decision. To the extent that HOGA must obtain permits for the discharge of pollutants or for dredge and fill activities in wetland areas or other waters of the United States, HOGA could face increased costs and delays associated with obtaining such permits under the broader definition of WOTUS that expands the scope of CWA jurisdiction.

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

National Environmental Policy Act. The National Environmental Policy Act (NEPA) requires the federal government to undertake an environmental review prior to making a decision on most proposed federal actions – such as permits, leases, and rights-of-way. The Trump Administration significantly revised the regulations implementing NEPA in 2020 in an effort to make the review process more efficient and more narrowly tailored to the agency’s specific action. The Biden Administration undertook an initial revision to the NEPA regulations which were finalized in 2022, essentially reverting to the pre-2020 rule language for a few elements of the rules. The White House Council on Environmental Quality (CEQ) is expected to publish a round-two rulemaking in early 2023 that will make more significant revisions to the Trump-era rule. In addition, in early 2023 CEQ issued guidance to the federal agencies on how agencies should consider greenhouse gas emissions and climate impacts in the course of their reviews under NEPA. The 2022 regulatory changes may not have a significant impact on federal reviews related to

HOGA actions because the Trump Administration rule was never fully implemented by the agencies; however, the 2023 CEQ guidance may increase agency review times as may future regulatory changes.

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
The classification of the Trust’s income for purposes of the passive loss rules may be important to a Royalty Trust unitholder. Royalty income generally is treated as portfolio income and does not offset passive losses. Therefore, in general, Royalty Trust unitholders should not consider the taxable income from the Royalty Trust to be passive income in determining net passive income or loss.
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

The widely held fixed investment trust reporting requirements provide for the dissemination of trust tax information by the trustee to intermediaries who are ultimately responsible for reporting the investor-specific information through Form 1099 to the investors and the IRS. Every trustee or intermediary that is required to file a Form 1099 for a Royalty Trust unitholder must furnish a written tax information statement that is in support of the amounts as reported on the applicable Form 1099 to the Royalty Trust unitholder. In compliance with the reporting requirements of the Treasury Regulations for non-mortgage widely held fixed investment trusts and the dissemination of Royalty Trust tax reporting information, the Trustee provides a generic tax information reporting booklet which is intended to be used only to assist Royalty Trust unitholders in the preparation of their 2022 U.S. federal and state income tax returns. This tax information booklet can be obtained at https://gultu.q4web.com/tax-information/default.aspx. Any generic tax information provided by the Trustee is intended to be used only to assist Royalty Trust unitholders in the preparation of their U.S. federal and state income tax returns.

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
Individual Royalty Trust unitholders who are required to file Louisiana individual income tax returns and pay Louisiana individual income tax on all or a portion of their proportionate shares of any Royalty Trust income may be subject to penalties for failure to comply with such requirements. For the year ended December 31, 2022, the highest marginal rates for the payment of Louisiana income taxes are 4.25% for individuals, trusts and estates, and 8% for corporations. Individual taxpayers are allowed a deduction for depletion in Louisiana. The depletion allowance available under Louisiana law is 22% of the gross income from an applicable mineral property during the tax year. Louisiana currently does not require the Royalty Trust to withhold Louisiana individual income taxes from distributions made to non-resident Royalty Trust unitholders if the Royalty Trust is treated as a grantor trust for U.S. federal income tax purposes. Individual Royalty Trust unitholders who are legal residents of a state other than Louisiana may be subject to state and local individual income taxes, if any, in their states of residence on their receipt of any income from the Royalty Trust.
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

Risks Related to Operations

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

On January 19, 2023, the sole well producing from the onshore Highlander subject interest experienced an operational issue, resulting in substantial amounts of water entering the well, which caused a shut in of the well before production resumed at significantly reduced levels. Following an evaluation by HOGA’s field operations team, HOGA determined that it would be necessary to commence operations to control the water production, in expectation of eventually initiating “kill” operations on the well. HOGA has informed the Trustee this process is ongoing, during which time the well may only operate intermittently, with significantly reduced production, or none at all.

The onshore Highlander subject interest is the only subject interest that has established commercial production. Accordingly, shutting in the well for an extended period of time will eliminate any production from the onshore Highlander subject interest during such period, which will also eliminate any proceeds to which the Royalty Trust would be entitled pursuant to its overriding royalty interest during the same period. Therefore, while the well continues to produce at significantly reduced levels, the Royalty Trust may not receive income attributable to its overriding royalty interest; further, unless the operational issues with the well can be rectified, the well is redrilled or another well is drilled on the onshore Highlander subject interest, the Royalty Trust does not expect to receive any income attributable to its overriding royalty interests and accordingly, does not expect to have any cash available to distribute to Royalty Trust unitholders in future periods.

The value of the Royalty Trust units is uncertain.

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

The Royalty Trust has no control over the operations of the subject interests, which are necessary to generate any royalties to be distributed to the Royalty Trust unitholders. In addition, any royalties received by the

Royalty Trust must first be used to (i) satisfy Royalty Trust administrative expenses and (ii) reduce Royalty Trust indebtedness. Lastly, the Trustee has established a minimum cash reserve of $293,750 as of December 31, 2022. As a result, distributions will be made to Royalty Trust unitholders only when royalties received less administrative expenses incurred and repayment of all indebtedness exceeds the minimum cash reserve.

Even though distributions were paid to Royalty Trust unitholders in 2021, 2022 and the first quarter of 2023, distributions may not necessarily be made in the future. The Royalty Trust's only other sources of liquidity are mandatory annual contributions, any loans and the required standby reserve account or letter of credit from FCX. As a result, any material adverse change in FCX's or HOGA's financial condition or results of operations could materially and adversely affect the Royalty Trust and the Royalty Trust units.

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

•the armed conflict between Russia and Ukraine and the potential destabilizing effect such conflict may pose for the global natural gas markets;

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

These factors and the volatility of the energy markets make it extremely difficult to predict future natural gas price movements with any certainty. Commodity prices displayed dramatic volatility in 2020, when the COVID-19 pandemic and various governmental actions taken to mitigate the impact of COVID-19 resulted in an unprecedented decline in demand for oil and natural gas. During 2020, the Henry Hub spot price reached a low of $1.33. Although worldwide demand for natural gas recovered in 2021 and 2022, governmental responses to COVID-19 remain dynamic, with certain countries, such as China, continuing to impose periodic lockdowns in response to rising case numbers. To the extent strains or variants of COVID-19 resurge, or if other epidemic or pandemic diseases or other public health event were to occur, the negative impact to global demand for natural gas could be material.

During 2022, the New York Mercantile Exchange (NYMEX) natural gas price fluctuated from a low of $3.64 per MMBtu to a high of $10.03 per MMBtu. On March 13, 2023, the NYMEX natural gas price was $2.45 per MMBtu. Royalties that the Royalty Trust receives from its share of production will be reduced as a result of lower natural gas prices. As a result, future distributions from the Royalty Trust to its unitholders could be reduced or discontinued. In addition, lower oil and natural gas prices reduce the likelihood that the subject interests will be developed or that any oil or natural gas discovered will be economic to produce. The volatility of energy prices reduces the accuracy of estimates of future cash distributions to the Royalty Trust unitholders and could affect the value of the Royalty Trust units.

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

Additionally, the Royalty Trust units could become subject to the SEC’s “penny stock” regulations. The SEC defines a “penny stock” as any equity security that has a market price of less than $5.00 per share subject to certain exceptions, including securities of issuers with net tangible assets in excess of $2.0 million that have been in continuous operation for at least three years. The Royalty Trust had approximately $2.3 million in net tangible assets at December 31, 2022. If the Royalty Trust units become subject to the SEC’s penny stock regulations, brokers may be less willing to execute transactions in the Royalty Trust units as a result of the requirements imposed by these regulations, which could further limit the liquidity of the Royalty Trust units.

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

Pursuant to the Royalty Trust Agreement, FCX has agreed to pay annual trust expenses up to a maximum amount of $350,000, with no right of repayment or interest due, to the extent the Royalty Trust lacks sufficient funds to pay administrative expenses. No such contributions were made during the years ended December 31, 2022 and 2021. In addition to such annual contributions, FCX has agreed to lend money, on an unsecured, interest-free basis, to the Royalty Trust to fund the Royalty Trust's ordinary administrative expenses as set forth in the Royalty Trust Agreement. All funds the Trustee borrows to cover expenses or liabilities, whether from FCX or from any other source, must be repaid before the Royalty Trust unitholders will receive any distributions. No loans or repayments were made during the years ended December 31, 2022 and 2021.

Pursuant to the Royalty Trust Agreement, FCX agreed to provide and maintain a $1.0 million stand-by reserve account or an equivalent letter of credit for the benefit of the Royalty Trust to enable the Trustee to draw on such reserve account or letter of credit to pay obligations of the Royalty Trust if its funds are inadequate to pay its obligations at any time. Currently, with the consent of the Trustee, FCX may reduce the reserve account or substitute a letter of credit with a different face amount for the original letter of credit or any substitute letter of credit. In connection with this arrangement, FCX has provided $1.0 million in the form of a reserve fund cash account to the Royalty Trust. As of December 31, 2022, the Royalty Trust had not drawn any funds from the reserve account, and FCX had not requested a reduction of such reserve account. If FCX requested and the Royalty Trust consented to reduce the current $1.0 million reserve cash fund, the Royalty Trust's ability to fund ongoing administrative expenses could be adversely affected.

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

On February 5, 2019, McMoRan completed the sale of all of its rights, title and interest in and to the onshore Highlander subject interest pursuant to a purchase and sale agreement with HOGA. The onshore Highlander subject interest was sold subject to the overriding royalty interest in future production held by the Royalty Trust. As a result of the Highlander Sale, HOGA has a 72 percent working interest and an approximate 48 percent net revenue interest in the onshore Highlander subject interest. The Royalty Trust continues to hold a 3.6 percent overriding royalty interest in the onshore Highlander subject interest. HOGA is the operator of the Highlander subject interests. McMoRan has informed the Trustee that it has no plans to pursue, has relinquished, has allowed to expire or has sold all of its subject interests.

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
At December 31, 2022, the Royalty Trust had 230,172,696 Royalty Trust units outstanding. In connection with the Highlander Sale on February 5, 2019, McMoRan assigned 31,143,150 Royalty Trust units to HOGA and retained 31,143,149 Royalty Trust units. FCX and HOGA each hold 13.5% of the outstanding Royalty Trust units. FCX or HOGA may sell Royalty Trust units in the public or private markets. Any such sales may have a material adverse effect on the trading price of the Royalty Trust units. A small number of other unitholders also hold significant percentages of the outstanding Royalty Trust units, and sales by such holders also may have a material adverse effect on the trading price of the Royalty Trust units. See Part III, Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Royalty Trust Unitholder Matters” of this Form 10-K.
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

	2022		2021
	High	Low	High	Low
First Quarter	$0.05	$0.01	$0.05	$0.01
Second Quarter	0.09	0.03	0.04	0.02
Third Quarter	0.06	0.04	0.03	0.02
Fourth Quarter	$0.05	$0.02	$0.03	$0.01

As of March 13, 2023, there were 230,172,696 Royalty Trust units outstanding and 4,422 Royalty Trust unitholders of record.

Recent Sales of Unregistered Securities and Royalty Trust Unitholder Matters

There were no equity securities sold by the Royalty Trust during the year ended December 31, 2022. At December 31, 2022, the Royalty Trust had 230,172,696 Royalty Trust units outstanding.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Purchases of Royalty Trust Units by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved]

Item 7. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

You should read the following discussion in conjunction with Part II, Item 8. “Financial Statements and Supplementary Data” and Part I, Items 1. and 2. “Business and Properties” of this Form 10-K. The results of operations reported and summarized below are not necessarily indicative of future operating results. Unless otherwise specified, all references to “Notes” refer to Notes to Financial Statements located in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K. A glossary of definitions for some of the oil and gas industry terms used in this Form 10-K is provided beginning on page 2. Additionally, please refer to the section above entitled “Forward-Looking Statements” in this Form 10-K. The information below has been furnished to the Trustee by Highlander Oil & Gas Assets LLC (HOGA).

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

In connection with the merger, on June 3, 2013, (1) FCX, as depositor, McMoRan Oil & Gas LLC (McMoRan), as grantor, the Trustee and the Delaware Trustee entered into the amended and restated royalty trust agreement to govern the Royalty Trust and the respective rights and obligations of FCX, the Trustee, the Delaware Trustee, and the Royalty Trust unitholders with respect to the Royalty Trust (the Royalty Trust Agreement); and (2) McMoRan, as grantor, and the Royalty Trust, as grantee, entered into the master conveyance of overriding royalty interests (the master conveyance) pursuant to which McMoRan conveyed to the Royalty Trust the overriding royalty interests in future production from the subject interests. Other than (a) its formation, (b) its receipt of contributions and loans from FCX for administrative and other expenses as provided for in the Royalty Trust Agreement, (c) its payment of such administrative and other expenses, (d) its repayment of loans from FCX, (e) its receipt of the conveyance of the overriding royalty interests from McMoRan pursuant to the master conveyance, (f) its receipt of royalties from McMoRan or HOGA, and (g) its cash distributions to Royalty Trust unitholders, if any, the Royalty Trust has not conducted any activities. The Trustee has no involvement with, control over, or responsibility for, any aspect of any operations on or relating to the subject interests.

On February 5, 2019, McMoRan completed the sale of all of its rights, title and interest in and to the onshore Highlander subject interest pursuant to a purchase and sale agreement with Highlander Oil & Gas Assets LLC (HOGA) (the Highlander Sale). The onshore Highlander subject interest was sold subject to the overriding royalty interest in future production held by the Royalty Trust. As a result of the Highlander Sale, HOGA has a 72 percent working interest and an approximate 48 percent net revenue interest in the onshore Highlander subject interest. The Royalty Trust continues to hold a 3.6 percent overriding royalty interest in the onshore Highlander subject interest. HOGA is the operator of the Highlander subject interests.

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
OPERATIONAL ACTIVITIES

Status of the Onshore Highlander Subject Interest

On January 19, 2023, the sole well producing from the onshore Highlander subject interest experienced an operational issue, resulting in substantial amounts of water entering the well, which caused a shut in of the well before production resumed at significantly reduced levels. Following an evaluation by HOGA’s field operations team, HOGA determined that it would be necessary to commence operations to control the water production, in expectation of eventually initiating “kill” operations on the well. HOGA has informed the Trustee this process is ongoing, during which time the well may only operate intermittently, with significantly reduced production, or none at all.

The onshore Highlander subject interest is the only subject interest that has established commercial production. Accordingly, shutting in the well for an extended period of time will eliminate any production from the onshore Highlander subject interest during such period, which will also eliminate any proceeds to which the Royalty Trust would be entitled pursuant to its overriding royalty interest during the same period. Therefore, while the well continues to produce at significantly reduced levels, the Royalty Trust may not receive income attributable to its overriding royalty interest; further, unless the operational issues with the well can be rectified, the well is redrilled or another well is drilled on the onshore Highlander subject interest, the Royalty Trust does not expect to receive any income attributable to its overriding royalty interests and accordingly, does not expect to have any cash available to distribute to Royalty Trust unitholders in future periods.

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

RESULTS OF OPERATIONS

Royalty Income. The onshore Highlander subject interest began commercial production on February 25, 2015. Prior to this date there had been no commercial production of hydrocarbons from any of the subject interests. During the year ended December 31, 2022, the Royalty Trust received royalties of $2,472,908 from HOGA related to 429,000 Mcf of natural gas production attributable to the onshore Highlander subject interest with average post-production costs of $0.43 per Mcf and an average receipt price of $6.19 per Mcf. During the year ended December 31, 2021, the Royalty Trust received royalties of $1,181,093 from McMoRan and HOGA related to 384,421 Mcf of natural gas production attributable to the onshore Highlander subject interest with average post-production costs of $0.40 per Mcf and an average receipt price of $3.47 per Mcf. Royalty income was higher during the year ended December 31, 2022, as compared to the year ended December 31, 2021 due to higher natural gas prices and higher production.

Administrative Expenses. For the years ended December 31, 2022 and 2021, the Royalty Trust paid administrative expenses of $604,361 and $564,787, respectively. Administrative expenses, which consisted primarily of audit, legal and trustee expenses incurred in connection with the administration of the Royalty Trust, were higher in 2022 as compared to 2021 primarily due to inflation and the timing of payments for professional services.
LIQUIDITY AND CAPITAL RESOURCES

Pursuant to the Royalty Trust Agreement, FCX has agreed to pay annual trust expenses up to $350,000, with no right of repayment or interest due, to the extent the Royalty Trust lacks sufficient funds to pay administrative expenses. No such contributions were made during the years ended December 31, 2022 or 2021. In addition to such annual contributions, FCX has agreed to lend money, on an unsecured, interest-free basis, to the Royalty Trust to fund the Royalty Trust's ordinary administrative expenses as set forth in the Royalty Trust Agreement. All funds the Trustee borrows to cover expenses or liabilities, whether from FCX or from any other source, must be repaid before the Royalty Trust unitholders will receive any distributions. No loans or repayments were made during the years ended December 31, 2022 or 2021.

Pursuant to the Royalty Trust Agreement, FCX also agreed to provide and maintain a $1.0 million stand-by reserve account or an equivalent letter of credit for the benefit of the Royalty Trust to enable the Trustee to draw on such reserve account or letter of credit to pay obligations of the Royalty Trust if its funds are inadequate to pay its obligations at any time. Currently, with the consent of the Trustee, FCX may reduce the reserve account or substitute a letter of credit with a different face amount for the original letter of credit or any substitute letter of credit. In connection with this arrangement, FCX has provided $1.0 million in the form of a reserve fund cash account to the Royalty Trust. As of December 31, 2022, the Royalty Trust had not drawn any funds from the reserve account, and FCX had not requested a reduction of such reserve account.

In connection with the completion of the Highlander Sale, HOGA assumed all administrative and reporting responsibilities with respect to the Royalty Trust, including those described in Article III of the Royalty Trust Agreement.

Royalties are paid to the Royalty Trust on the last day of the month following the month in which production payments are received by McMoRan or HOGA in accordance with the terms of the master conveyance. In accordance with the master conveyance, the Royalty Trust received royalties from HOGA of $2,472,908 and $1,181,093 during the years ended December 31, 2022 and 2021, respectively, due to production from the onshore Highlander subject interest.

Royalties received by the Royalty Trust must first be used to (i) satisfy Royalty Trust administrative expenses and (ii) reduce Royalty Trust indebtedness. The Royalty Trust had no indebtedness outstanding as of

December 31, 2022. As of December 31, 2022, the Trustee has established a minimum cash reserve of $293,750. As a result, distributions will be made to Royalty Trust unitholders only when royalties received less administrative expenses incurred and repayment of any indebtedness exceeds the minimum cash reserve.

Commencing with the distribution to Royalty Trust unitholders in the first quarter of 2022, the Royalty Trust is withholding, and in the future intends to withhold, $8,750 from the funds otherwise available for distribution each quarter to gradually build a cash reserve of approximately $350,000. This cash is reserved for the payment of future known, anticipated or contingent expenses or liabilities of the Trust. The Trustee may increase or decrease the targeted cash reserve amount at any time, and may increase or decrease the rate at which it is withholding funds to build the cash reserve at any time, without advance notice to the Royalty Trust unitholders. Cash held in reserve will be invested as required by the Royalty Trust Agreement. Any cash reserved in excess of the amount necessary to pay or provide for the payment of future known, anticipated or contingent expenses or liabilities eventually will be distributed to Royalty Trust unitholders, together with interest earned on the funds.

Distributable income totaled $1,842,816 and $607,591 for the years ended December 31, 2022 and 2021, respectively. On January 13, 2023, the Royalty Trust declared a cash distribution of $0.002702 per unit paid on February 10, 2023, to Royalty Trust unitholders of record on January 31, 2023. These distributions are not necessarily indicative of future distributions. The Royalty Trust's only other sources of liquidity are mandatory annual contributions, any loans and the required standby reserve account or letter of credit from FCX. As a result, any material adverse change in FCX's, McMoRan's or HOGA's financial condition or results of operations could materially and adversely affect the Royalty Trust and the underlying Royalty Trust units. See Part I, Item 1A. “Risk Factors” of this Form 10-K for more information.

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

The Royalty Trust evaluates the carrying values of the overriding royalty interests in the subject interests for impairment if conditions indicate that potential uncertainty exists regarding the Royalty Trust’s ability to recover its recorded amounts related to the overriding royalty interests. Indications of potential impairment with respect to the overriding royalty interests can include, among other things, subject interest lease expirations, reductions in estimated reserve quantities or resource potential, changes in estimated future oil and gas prices, exploration costs, and/or drilling plans, and other matters that arise that could negatively impact the carrying values of the overriding royalty interests. If an impairment event occurs and it is determined that the carrying value of the Royalty Trust's overriding royalty interests in the subject interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the overriding royalty interests in the subject interests exceeds the fair value of these assets, which would be measured by discounting projected cash flows. The related impairment amounts are recorded as a reduction to the overriding royalty interests with an offsetting reduction to the Trust Corpus in the period such impairment is determined, see Note 3 in the Notes to Financial Statements located in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K. No impairment charges were recorded during the years ended December 31, 2022 and 2021.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE TRUSTEE AND HOLDERS OF ROYALTY TRUST UNITS
OF GULF COAST ULTRA DEEP ROYALTY TRUST:

Opinion on the Financial Statements

We have audited the accompanying statements of assets, liabilities and trust corpus of Gulf Coast Ultra Deep Royalty Trust (the Royalty Trust) as of December 31, 2022 and 2021, the related statements of distributable income and changes in trust corpus for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the assets, liabilities and trust corpus of the Royalty Trust at December 31, 2022 and 2021, and the distributable income for each of the two years in the period ended December 31, 2022, in conformity with modified cash basis of accounting described in Note 1.

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

Houston, Texas
March 15, 2023

GULF COAST ULTRA DEEP ROYALTY TRUST
STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	December 31,
	2022	2021
ASSETS
Operating cash	$915,643	$756,449
Reserve fund cash and short-term investments	1,065,351	1,054,648
Overriding royalty interests in subject interests, net	329,851	463,307
Total assets	$2,310,845	$2,274,404

LIABILITIES AND TRUST CORPUS
Reserve fund liability	$1,065,351	$1,054,648
Trust corpus (230,172,696 Royalty Trust units authorized, issued and outstanding as of December 31, 2022 and 2021)	1,245,494	1,219,756
Total liabilities and trust corpus	$2,310,845	$2,274,404

The accompanying notes are an integral part of these financial statements.

GULF COAST ULTRA DEEP ROYALTY TRUST
STATEMENTS OF DISTRIBUTABLE INCOME

	Years Ended December 31,
	2022	2021

Royalty income	$2,472,908	$1,181,093
Interest income and other	9,269	35
Administrative expenses	(604,361)	(564,787)
Income in excess of administrative expenses	$1,877,816	$616,341

Distributable income	$1,842,816	$607,591

Distributable income per Royalty Trust unit	$0.008006	$0.002640
Royalty Trust units outstanding at end of year	230,172,696	230,172,696

The accompanying notes are an integral part of these financial statements.

GULF COAST ULTRA DEEP ROYALTY TRUST
STATEMENTS OF CHANGES IN TRUST CORPUS

	Years Ended December 31,
	2022	2021

Trust corpus, beginning of period	$1,219,756	$931,058
Amortization of overriding royalty interests in subject interests	(133,457)	(146,499)
Income in excess of administrative expenses	1,877,816	616,341
Distributions paid	(1,718,621)	(181,144)
Trust corpus, end of period	$1,245,494	$1,219,756

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

The Royalty Trust evaluates the carrying values of the overriding royalty interests in the subject interests for impairment if conditions indicate that potential uncertainty exists regarding the Royalty Trust’s ability to recover its recorded amounts related to the overriding royalty interests. Indications of potential impairment with respect to the overriding royalty interests can include, among other things, subject interest lease expirations, reductions in estimated reserve quantities or resource potential, changes in estimated future oil and natural gas prices, exploration costs, and/or drilling plans, and other matters that arise that could negatively impact the carrying values of the overriding royalty interests. If an impairment event occurs and it is determined that the carrying value of the Royalty Trust's overriding royalty interests in the subject interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the overriding royalty interests in the subject interests exceeds the fair value of these assets, which would be measured by discounting projected cash flows. The related impairment amounts are recorded as a reduction to the overriding royalty interest with an offsetting reduction to the Trust Corpus in the period such impairment is determined. Impairment of the carrying values of the overriding royalty interests in the subject interests involves a significant amount of judgment and may be subject to changes over time based on drilling plans and results, geophysical evaluations, the assignment of proved natural gas reserves, availability of capital and other factors. Fair value accounting guidance includes a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 inputs) and the lowest priority to unobservable inputs (Level 3). When indicators of impairment are present and it is determined that the carrying value of the Royalty Trust's overriding royalty interests in the subject interests exceeds the estimated undiscounted cash flows of the subject interest, fair value estimates utilized in the impairment assessment are determined based on inputs not observable in the market and thus represent Level 3 measurements. No impairment charges were recorded during the years ended December 31, 2022, and December 31, 2021.

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

In connection with the merger, on June 3, 2013, (1) FCX, as depositor, McMoRan, as grantor, the Trustee and the Delaware Trustee entered into the amended and restated royalty trust agreement to govern the Royalty Trust and the respective rights and obligations of FCX, the Trustee, the Delaware Trustee, and the Royalty Trust unitholders with respect to the Royalty Trust (the Royalty Trust Agreement); and (2) McMoRan, as grantor, and the Royalty Trust, as grantee, entered into the master conveyance of overriding royalty interests (the master conveyance) pursuant to which McMoRan conveyed to the Royalty Trust the overriding royalty interests in future production from the subject interests. Other than (a) its formation, (b) its receipt of contributions and loans from FCX for administrative and other expenses as provided for in the Royalty Trust Agreement, (c) its payment of such administrative and other expenses, (d) its repayment of loans from FCX, (e) its receipt of the conveyance of the overriding royalty interests from McMoRan pursuant to the master conveyance, (f) its receipt of royalties from McMoRan or HOGA, and (g) its cash dividends to Royalty Trust unitholders, if any, the Royalty Trust has not conducted any activities.

On February 5, 2019, McMoRan completed the sale of all of its rights, title and interest in and to the onshore Highlander subject interest pursuant to a purchase and sale agreement with Highlander Oil & Gas Assets LLC (HOGA) (the Highlander Sale). The onshore Highlander subject interest was sold subject to the overriding royalty interest in future production held by the Royalty Trust. As a result of the Highlander Sale, HOGA has a 72 percent working interest and an approximate 48 percent net revenue interest in the onshore Highlander subject interest. The Royalty Trust continues to hold a 3.6 percent overriding royalty interest in the onshore Highlander subject interest. HOGA is the operator of the Highlander subject interests. McMoRan has informed the Trustee that it has no plans to pursue, has relinquished, has allowed to expire or has sold all of its subject interests.

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

The onshore Highlander subject interest began commercial production on February 25, 2015. Prior to this date there had been no commercial production of hydrocarbons from any of the subject interests. An amortization charge related to production volumes associated with the onshore Highlander subject interest reduced the carrying value of the overriding royalty interests in the subject interests by $133,457 and $146,499 for the years ended December 31, 2022 and 2021, respectively. Accumulated amortization was $6,426,850 and $6,293,393 for the years ended December 31, 2022 and 2021, respectively.

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

5. RELATED PARTY TRANSACTIONS

Royalties. In accordance with the master conveyance, the Royalty Trust received royalties from HOGA of $2,472,908 and $1,181,093 during the years ended December 31, 2022 and 2021, respectively, resulting from production from the onshore Highlander subject interest. Royalties received by the Royalty Trust must first be used to (i) satisfy Royalty Trust administrative expenses and (ii) reduce Royalty Trust indebtedness. The Royalty Trust had no indebtedness outstanding as of December 31, 2022. As of December 31, 2022, the Trustee has established a minimum cash reserve of $293,750. As a result, distributions are made to Royalty Trust unitholders only when royalties received less administrative expenses incurred and repayment of any indebtedness exceeds the minimum cash reserve.

Commencing with the distribution to Royalty Trust unitholders in the first quarter of 2022, the Royalty Trust is withholding, and in the future intends to withhold, $8,750 from the funds otherwise available for distribution each quarter to gradually build a cash reserve of approximately $350,000. This cash is reserved for the payment of future known, anticipated or contingent expenses or liabilities of the Trust. The Trustee may increase or decrease the targeted cash reserve amount at any time, and may increase or decrease the rate at which it is withholding funds to build the cash reserve at any time, without advance notice to the Royalty Trust unitholders. Cash held in reserve will be invested as required by the Royalty Trust Agreement. Any cash reserved in excess of the amount necessary to pay or provide for the payment of future known, anticipated or contingent expenses or liabilities eventually will be distributed to Royalty Trust unitholders, together with interest earned on the funds. For additional information regarding distributions to Royalty Trust unitholders, see Note 6.

Funding of Administrative Expenses. Pursuant to the Royalty Trust Agreement, FCX has agreed to pay annual trust expenses up to $350,000, with no right of repayment or interest due, to the extent the Royalty Trust lacks sufficient funds to pay administrative expenses. No such contributions were made during the years ended December 31, 2022, and 2021. In addition to such annual contributions, FCX has agreed to lend money, on an unsecured, interest-free basis, to the Royalty Trust to fund the Royalty Trust's ordinary administrative expenses as set forth in the Royalty Trust Agreement. All funds the Trustee borrows to cover expenses or liabilities, whether from FCX or from any other source, must be repaid before the Royalty Trust unitholders will receive any distributions. No loans or repayments were made during the years ended December 31, 2022, and 2021.

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

6. DISTRIBUTIONS

Distributable income totaled $1,842,816 and $607,591 for the years ended December 31, 2022 and 2021, respectively. A summary of quarterly per unit distributions for the years ended December 31, 2022 and 2021 is set forth in the table below.

Three-month period ended:	2022				2021
	Amount	Per Unit Amount	Record Date	Payment Date	Amount	Per Unit Amount	Record Date	Payment Date
March 31,	$258,130	$0.001121	4/29/2022	5/13/2022	$32,589	$0.000142	4/30/2021	5/14/2021
June 30,	$305,382	$0.001327	7/29/2022	8/12/2022	$47,999	$0.000209	7/30/2021	8/13/2021
September 30,	$657,410	$0.002856	10/28/2022	11/14/2022	$29,304	$0.000127	10/29/2021	11/12/2021
December 31,	$621,894	$0.002702	1/31/2023	2/10/2023	$497,699	$0.002162	1/31/2022	2/11/2022

On January 13, 2023, the Royalty Trust declared a cash distribution of $0.002702 per unit paid on February 10, 2023, to Royalty Trust unitholders of record on January 31, 2023. These distributions are not necessarily indicative of future distributions.

Natural gas sales volumes (in thousands of cubic feet, or Mcf), average sales price (per Mcf) and net cash proceeds available for distribution for the years ended December 31, 2022 and 2021, are set forth in the table below.

	2022	2021
Natural gas sales volumes (Mcf)	429,000	384,421
Natural gas average sales price (per Mcf)	$6.19	$3.47
Gross proceeds	$2,656,207	$1,334,533
Post-production costs and specified taxes	(183,299)	(153,440)
Royalty income	2,472,908	1,181,093
Interest and dividend income	9,269	35
Administrative expenses	(604,361)	(564,787)
Income in excess of administrative expenses	1,877,816	616,341
Adjustment to minimum cash reserve	(35,000)	(8,750)
Net cash proceeds available for distribution	$1,842,816	607,591

7. CONTINGENCIES

Litigation. There are currently no pending legal proceedings to which the Royalty Trust is a party.

8. SUBSEQUENT EVENTS

On January 13, 2023, the Royalty Trust declared a cash distribution of $0.002702 per unit paid on February 10, 2023, to Royalty Trust unitholders of record on January 31, 2023.

On February 1, 2023, HOGA, notified the Trustee that the sole well producing from the onshore Highlander subject interest experienced an operational issue on January 19, 2023, resulting in substantial amounts of water entering the well, which caused a shut in of the well before production resumed at significantly reduced levels. Following an evaluation by HOGA’s field operations team, HOGA determined that it would be necessary to commence operations to control the water production, in expectation of eventually initiating “kill” operations on the well. HOGA has informed the Trustee this process is ongoing, during which time the well may only operate intermittently, with significantly reduced production, or none at all. This operational issue could result in a reduction in the Royalty Trust’s reserves and an impairment to the Royalty Trust’s overriding royalty interests.

The onshore Highlander subject interest is the only subject interest that has established commercial production. Accordingly, shutting in the well for an extended period of time will eliminate any production from the onshore Highlander subject interest during such period, which will also eliminate any proceeds to which the Royalty Trust would be entitled pursuant to its overriding royalty interest during the same period. Therefore, while the well continues to produce at significantly reduced levels, the Royalty Trust may not receive income attributable to its overriding royalty interest; further, unless the operational issues with the well can be rectified, the well is redrilled or another well is drilled on the onshore Highlander subject interest, the Royalty Trust does not expect to receive any income attributable to its overriding royalty interests and accordingly, does not expect to have any cash available to distribute to Royalty Trust unitholders in future periods.

The Royalty Trust evaluated all other events subsequent to December 31, 2022, and through the date the Royalty Trust’s financial statements were issued, and determined that all events or transactions occurring during this period requiring recognition or disclosure were appropriately addressed in these financial statements.

9. SUPPLEMENTARY OIL AND GAS INFORMATION (UNAUDITED)

Proved Natural Gas Reserve Information. The following information summarizes the net proved reserves of natural gas and the standardized measure as described below. All of the Royalty Trust's reserves are natural gas reserves and are located in the U.S.

The Royalty Trust believes the reserve estimates presented herein, in accordance with generally accepted engineering and evaluation principles consistently applied, are reasonable. However, there are numerous uncertainties inherent in estimating quantities and values of proved reserves and in projecting future rates of production, including many factors beyond the Royalty Trust's control. Reserve engineering is a subjective process of estimating the recovery from underground accumulations of natural gas that cannot be measured in an exact manner, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Because all natural gas reserve estimates are to some degree subjective, the quantities of natural gas that are ultimately recovered, production and specified post-production costs and taxes allowable under the Royalty Trust Agreement and future natural gas sales prices may all differ from those assumed in these estimates. In addition, different reserve engineers may make different estimates of reserve quantities and cash flows based upon the same available data. Therefore, the standardized measure of discounted future net cash flows (Standardized Measure) shown below represents estimates only and should not be construed as the current market value of the estimated reserves attributable to the overriding royalty interest associated with the subject interests. In this regard, the information set forth in the following tables includes revisions of reserve estimates attributable to proved properties and any adjustments in the projected economic life of such properties resulting from changes in product prices.

Decreases in the prices of natural gas could have an adverse effect on the carrying value of the proved reserves, reserve volumes and revenues, profitability and cash flows. The Royalty Trust's reference price for reserve determination is the Henry Hub spot price for natural gas.

	Natural Gas (MMcf) (a)
	2022	2021

Proved reserves:
Balance at beginning of year	1,426	1,523
Revisions of previous estimates (b)	349	287
Extensions and discoveries	—	—
Acquisition of reserves in-place	—	—
Sale of reserves in-place	—	—
Purchase of reserves in-place	—	—
Production	(429)	(384)
Balance at end of year	1,346	1,426

Proved developed reserves at end of year	1,346	1,426
Proved undeveloped reserves at end of year	—	—

(a)    MMcf = millions of cubic feet.
(b)    For the years ended December 31, 2022 and 2021, positive revisions associated with the onshore Highlander subject interest were primarily due to positive well performance for the Highlander well.

Standardized Measure. The Standardized Measure (discounted at 10%) from production of proved natural gas reserves has been developed as of December 31, 2022 and 2021, in accordance with SEC guidelines. HOGA estimated the quantity of proved natural gas reserves associated with the overriding royalty interests in the subject interests as well as the future periods in which they are expected to be produced based on year-end economic conditions. Estimates of future net revenues from the Royalty Trust's proved natural gas properties and the present value thereof were made using the twelve-month average of the first-day-of-the-month historical reference prices as adjusted for location and quality differentials, which are held constant throughout the life of the properties, except where such guidelines permit alternate treatment, including the use of fixed and determinable contractual price escalations. Future gross revenues were reduced by estimated specified post-production costs and taxes in accordance with the Royalty Trust Agreement. Future income taxes are not presented given the Royalty Trust's status as a non-taxable “pass through” entity. See Note 4.

The average realized sales price used in the Royalty Trust's reserve report, was $6.59 per Mcf of natural gas as of December 31, 2022 and $3.59 per Mcf of natural gas as of December 31, 2021.

The Standardized Measure related to proved reserves as of December 31 is presented below:

	2022	2021

Future cash inflows	$8,869,300	$5,118,600
Future costs applicable to future cash flows:
Production costs (primarily production and ad valorem taxes)	(1,150,000)	(919,500)
Development and abandonment costs	—	—
Future income taxes (a)	—	—
Future net cash flows	7,719,300	4,199,100
Discount for estimated timing of net cash flows (10% discount rate) (b)	(1,664,000)	(801,100)
Standardized measure	$6,055,300	$3,398,000

(a)No taxes are presented given the Royalty Trust's status as a non-taxable “pass-through” entity. See Note 4.
(b)Amounts reflect application of the required 10% discount rate to the estimated future net cash flows associated with production of estimated proved reserves.

A summary of the principal sources of changes in the Standardized Measure for the years ended December 31 is presented below:

	2022	2021
Balance at beginning of year	$3,398,000	$1,807,300
Sales, net of production expenses	(2,472,908)	(1,181,092)
Net change in prices and production expenses	3,228,821	1,899,494
Extensions, discoveries and improved recoveries	—	—
Changes in estimated future development costs	—	—
Previously estimated development costs incurred during the year	—	—
Sales of reserves in-place	—	—
Revisions of quantity estimates	1,618,836	694,376
Changes due to timing and other	(57,249)	(2,808)
Accretion of discount	339,800	180,730
Net change in income taxes	—	—
Balance at end of year	$6,055,300	$3,398,000

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

Due to the nature of the Royalty Trust as a passive entity and in light of the contractual arrangements pursuant to which the Royalty Trust was created, including the provisions of (i) the Royalty Trust Agreement and (ii) the master conveyance, the Royalty Trust's disclosure controls and procedures necessarily rely on (A) information provided by FCX or HOGA, including information relating to results of operations, the costs and revenues attributable to the subject interests and other operating and historical data, plans for future operating and capital expenditures, reserve information, information relating to projected production, and other information relating to the status and results of operations of the subject interests and the overriding royalty interests, and (B) conclusions and reports regarding reserves by the Royalty Trust's independent reserve engineers.

Internal Control Over Financial Reporting

(a) Trustee’s Annual Report on Internal Control over Financial Reporting. The Bank of New York Mellon Trust Company, N.A., as Trustee of the Royalty Trust, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act. The Trustee conducted an evaluation of the effectiveness of the Royalty Trust’s internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the “COSO criteria”). Based on the Trustee’s evaluation under the COSO criteria, the Trustee concluded that the Royalty Trust’s internal control over financial reporting was effective as of December 31, 2022.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

(b) Changes in Internal Control over Financial Reporting. During the quarter ended December 31, 2022, there has been no change in the Royalty Trust's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Royalty Trust's internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of FCX or HOGA.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Royalty Trust Unitholder Matters

Security Ownership of Certain Beneficial Owners

Based on filings with the SEC and any information that FCX has provided to the Trustee, the table below shows the beneficial owners of more than 5% of the outstanding Royalty Trust units. Unless otherwise indicated, all information is presented as of December 31, 2022, and all Royalty Trust units beneficially owned are held with sole voting and investment power.

Name and Address of Beneficial Owner	Total Number of Royalty Trust Units Beneficially Owned		Percent of Outstanding Royalty Trust Units (a)

Neil S. Subin
3300 South Dixie Highway
Suite 1-365
West Palm Beach, FL 33405	32,992,695	(b)	14.3%

Highlander Oil & Gas Assets LLC
Magnolia Oil & Gas Corporation
9 Greenway Plaza, Suite 1400
Houston, TX 77046	31,143,150	(c)	13.5%

Freeport-McMoRan Inc.
McMoRan Oil & Gas LLC
333 North Central Avenue
Phoenix, AZ 85004	31,143,149	(d)	13.5%

Leon G. Cooperman
11431 W. Palmetto Park Road
Boca Raton, FL 33428	21,651,695	(e)	9.4%

Akanthos Capital Management, LLC
21700 Oxnard Street, Suite 1730
Woodland Hills, CA 91367	16,135,696	(f)	7.0%

(a)Based on 230,172,696 Royalty Trust units outstanding as of December 31, 2022.

(b)Based on a Schedule 13G filed with the SEC on October 26, 2022, by Neil S. Subin in his individual capacity and as president and manager of MILFAM, LLC, which serves as manager, general partner, or investment advisor of a number of entities formerly managed or advised by the late Lloyd I. Miller, III. Mr. Subin has shared voting and investment power over all of the Royalty Trust units reported.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Other than (a) its formation, (b) its receipt of contributions and loans from FCX for administrative and other expenses as provided for in the Royalty Trust Agreement, (c) its payment of such administrative and other expenses, (d) its repayment of loans from FCX, (e) its receipt of the conveyance of the overriding royalty interests from McMoRan and HOGA pursuant to the master conveyance, (f) its receipt of royalties from McMoRan and HOGA, and (g) its cash distributions to Royalty Trust unitholders, if any, the Royalty Trust has not conducted any activities.

Funding of Administrative Expenses. Pursuant to the Royalty Trust Agreement, FCX has agreed to pay annual trust expenses up to $350,000, with no right of repayment or interest due, to the extent the Royalty Trust lacks sufficient funds to pay administrative expenses. No such contributions were made during the years ended December 31, 2022 and 2021. In addition to such annual contributions, FCX has agreed to lend money, on an unsecured, interest-free basis, to the Royalty Trust to fund the Royalty Trust's ordinary administrative expenses as set forth in the Royalty Trust Agreement. All funds the Trustee borrows to cover expenses or liabilities, whether from FCX or from any other source, must be repaid before the Royalty Trust unitholders will receive any distributions. No loans or repayments were made during the years ended December 31, 2022 and 2021.

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

Royalty Trust Units Held by FCX and HOGA. At December 31, 2022, the Royalty Trust had 230,172,696 Royalty Trust units outstanding. At December 31, 2022, HOGA held 31,143,150 Royalty Trust units and FCX, through its wholly owned subsidiary McMoRan, held 31,143,149 Royalty Trust units. FCX and HOGA each hold 13.5% of the outstanding Royalty Trust units.

The Royalty Trust has no directors.

Item 14. Principal Accountant Fees and Services
Fees and Related Disclosures for Accounting Services
The following table discloses the fees for professional services billed to the Royalty Trust by Ernst & Young LLP in each of the last two fiscal years:

	2022	2021
Audit Fees	$170,000	$170,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

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

Date: March 15, 2023

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