Form 10-Q
period 2023-03-31
Gulf Coast Ultra Deep Royalty Trust
filed 2023-05-09
CIK 1565146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR
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
☐ Yes ☑ No

On May 5, 2023, there were 230,172,696 royalty trust units outstanding representing beneficial interests in the registrant.

Part I. FINANCIAL INFORMATION

Item 1.    Financial Statements.

GULF COAST ULTRA DEEP ROYALTY TRUST
STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	March 31,	December 31,
	2023	2022
ASSETS	(unaudited)	(audited)
Operating cash	$499,830	$915,643
Reserve fund cash and short-term investments	1,076,048	1,065,351
Overriding royalty interests in subject interests, net	—	329,851
Total assets	$1,575,878	$2,310,845

LIABILITIES AND TRUST CORPUS
Reserve fund liability	$1,076,048	$1,065,351
Trust corpus (230,172,696 royalty trust units authorized, issued and
outstanding as of March 31, 2023 and December 31, 2022)	499,830	1,245,494
Total liabilities and trust corpus	$1,575,878	$2,310,845

The accompanying notes are an integral part of these financial statements.

GULF COAST ULTRA DEEP ROYALTY TRUST
STATEMENTS OF DISTRIBUTABLE INCOME (Unaudited)

	Three Months Ended
	March 31,
	2023	2022
Royalty income	$386,947	$451,030
Interest income and other	8,810	17
Administrative expenses	(189,676)	(184,167)
Income in excess of administrative expenses (Note 4)	$206,081	$266,880
Distributable income (Note 4)	$197,331	$258,130
Distributable income per royalty trust unit	$0.000857	$0.001121
Royalty trust units outstanding at end of period	230,172,696	230,172,696

The accompanying notes are an integral part of these financial statements.

GULF COAST ULTRA DEEP ROYALTY TRUST
STATEMENTS OF CHANGES IN TRUST CORPUS (Unaudited)

	Three Months Ended
	March 31,
	2023	2022
Trust corpus, beginning of period	$1,245,494	$1,219,756
Amortization of overriding royalty interests in subject interests	(21,780)	(38,121)
Impairment of subject interests	(308,071)	—
Income in excess of administrative expenses	206,081	266,880
Distributions paid	(621,894)	(497,699)
Trust corpus, end of period	$499,830	$950,816

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

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all required information and disclosures. Therefore, this information should be read in conjunction with the Royalty Trust’s financial statements and notes contained in its annual report on Form 10-K for the year ended December 31, 2022. The information furnished herein reflects all adjustments that are, in the opinion of The Bank of New York Mellon Trust Company, N.A. (the Trustee), necessary for a fair statement of the results for the interim periods reported. All such adjustments are, in the opinion of the Trustee, of a normal recurring nature. Operating results for the three-month period ended March 31, 2023, are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

The Royalty Trust was created to hold a 5% gross overriding royalty interest (collectively, the overriding royalty interests) in future production from specified Inboard Lower Tertiary/Cretaceous exploration prospects, located in the shallow waters of the Gulf of Mexico and onshore in South Louisiana that existed as of December 5, 2012 (collectively, the subject interests).

Royalties are recorded in royalty income on the statements of distributable income when received under the modified cash basis of accounting. Significant accounting policies are consistent with Note 1 - Summary of Significant Accounting Policies in Part II, Item VIII of the 2022 Form 10-K.

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

2. OVERRIDING ROYALTY INTERESTS
The onshore Highlander subject interest is the only producing subject interest in which the Royalty Trust holds an overriding royalty interest. Amortization charges related to production volumes associated with the onshore Highlander subject interest reduced the carrying value of the overriding royalty interests by $21,780 and $38,121 during the three-month periods ended March 31, 2023 and 2022, respectively.

Highlander Oil & Gas Assets LLC (HOGA) has a 72 percent working interest and an approximate 48 percent net revenue interest in the onshore Highlander subject interest. The Royalty Trust holds a 3.6 percent overriding royalty interest in the onshore Highlander subject interest. HOGA is the operator of the onshore Highlander subject interest.

As previously disclosed, the sole well producing from the onshore Highlander subject interest experienced an operational issue on January 19, 2023, resulting in substantial amounts of water entering the well, which caused a shut in of the well before production resumed at significantly reduced levels. Following an evaluation by HOGA’s field operations team, HOGA determined that it would be necessary to commence operations to control the water production, in expectation of eventually initiating “kill” operations on the well. HOGA recently has informed the Trustee that the well was shut in effective March 31, 2023 and production from the well has ceased. HOGA currently is evaluating its options with respect to the well. Unless the operational issues with the well can be rectified, the well is redrilled or another well is drilled on the onshore Highlander subject interest, the Royalty Trust does not expect to receive any income attributable to its overriding royalty interests and accordingly, does not expect to have any cash available to distribute to Royalty Trust unitholders in future periods.

The Trust fully impaired the carrying value of the onshore Highlander subject interest by $308,071 during the three-month period ended March 31, 2023. Accumulated amortization was $6,756,701 and $6,426,850 at March 31, 2023 and December 31, 2022, respectively. The Trust determined the fair value of the onshore Highlander subject interest to be zero using Level 3 measurements under the fair value hierarchy of ASC 820 Fair Value Measurement. Therefore, the Trust recognized the remaining carrying value of the onshore Highlander subject interest as of March 31, 2023 as an impairment loss.

3. RELATED PARTY TRANSACTIONS
Royalty Income. In accordance with the terms of the master conveyance, royalties are paid to the Royalty Trust on the last day of the month following the month in which production payments are received by HOGA. The Royalty Trust received royalties of $386,947 and $451,030 during the three-month periods ended March 31, 2023 and 2022, respectively. Royalties received by the Royalty Trust must first be used to (i) satisfy Royalty Trust administrative expenses and (ii) reduce Royalty Trust indebtedness. The Royalty Trust had no indebtedness outstanding as of March 31, 2023 and December 31, 2022.

Each quarter, the trustee will determine the amount of funds available for distribution to the Royalty Trust unitholders. Available funds will equal the excess cash received by the Royalty Trust from the royalty interests and other sources during that quarter over the Royalty Trust’s liabilities for that quarter. Available funds will be reduced by any cash the trustee reserves against future liabilities. As of March 31, 2023, the Trustee has established a minimum cash reserve of $302,500.

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

Funding of Administrative Expenses. Pursuant to the royalty trust agreement, Freeport-McMoRan Inc. (FCX) has agreed to pay annual trust expenses up to a maximum amount of $350,000, with no right of repayment or interest due, to the extent the Royalty Trust lacks sufficient funds to pay administrative expenses. No such contributions were made during the three-month periods ended March 31, 2023 or 2022. In addition to such annual contributions, FCX has agreed to lend money, on an unsecured, interest-free basis, to the Royalty Trust to fund the Royalty Trust's ordinary administrative expenses as set forth in the royalty trust agreement. No loans were outstanding at March 31, 2023 or December 31, 2022.

Pursuant to the royalty trust agreement, FCX agreed to provide and maintain a $1.0 million stand-by reserve account or an equivalent letter of credit for the benefit of the Royalty Trust to enable the Trustee to draw on such reserve account or letter of credit to pay obligations of the Royalty Trust if its funds are inadequate to pay its obligations at any time. Currently, with the consent of the Trustee, FCX may reduce the reserve account or substitute a letter of credit with a different face amount for the original letter of credit or any substitute letter of credit. In connection with this arrangement, FCX provided $1.0 million to the Royalty Trust. The $1.0 million, plus interest collected thereon, is reflected as reserve fund cash, with a corresponding reserve fund liability in the accompanying Statements of Assets, Liabilities and Trust Corpus. As of March 31, 2023, the Royalty Trust had not drawn any funds from the reserve account, and FCX had not requested a reduction of such reserve account.

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

4. DISTRIBUTIONS
Natural gas sales volumes (measured in thousands of cubic feet, or Mcf), average sales price and net cash proceeds available for distribution for the three-month periods ended March 31, 2023 and 2022, are set forth in the table below.

	Three Months Ended
	March 31,
	2023	2022
Natural gas sales volumes (Mcf)	87,121	115,517
Natural gas average sales price (per Mcf)	$4.98	$4.30
Gross proceeds	434,239	496,826
Post-production costs and specified taxes	(47,292)	(45,796)
Royalty income	386,947	451,030
Interest and dividend income	8,810	17
Administrative expenses	(189,676)	(184,167)
Income in excess of administrative expenses	206,081	266,880
Adjustment to minimum cash reserve	(8,750)	(8,750)
Net cash proceeds available for distribution	$197,331	$258,130

A summary of quarterly per unit distributions for the three-month periods ended March 31, 2023 and 2022, is set forth in the table below.

2023				2022
Amount	Per Unit Amount	Record Date	Payment Date	Amount	Per Unit Amount	Record Date	Payment Date
$197,331	$0.000857	4/28/2023	5/12/2023	$258,130	$0.001121	4/29/2022	5/13/2022

These distributions are not necessarily indicative of future distributions.

5. CONTINGENCIES AND OTHER COMMITMENTS
Litigation. There are currently no pending legal proceedings to which the Royalty Trust is a party.

6. SUBSEQUENT EVENTS
On April 14, 2023, the Royalty Trust declared a cash distribution of $0.000857 per unit payable on May 12, 2023, to Royalty Trust unitholders of record on April 28, 2023. For additional information, see Note 4.

Item 2.     Trustee's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

You should read the following discussion in conjunction with the financial statements of Gulf Coast Ultra Deep Royalty Trust (the Royalty Trust) and the related Trustee’s Discussion and Analysis of Financial Condition and Results of Operations and the discussion of its Business and Properties in the Royalty Trust's Annual Report on Form 10-K for the year ended December 31, 2022 (2022 Form 10-K), filed with the United States (U.S.) Securities and Exchange Commission (SEC). The results of operations reported and summarized below are not necessarily indicative of future operating results. Unless otherwise specified, all references to “Notes” refer to the Notes to Financial Statements located in Part I, Item I. “Financial Statements” of this Form 10-Q. Also see the 2022 Form 10-K for a glossary of definitions for some of the oil and gas industry terms used in this Form 10-Q. Additionally, please refer to the section entitled “Cautionary Statement” on page 13 of this Form 10-Q. The information below has been furnished to the Trustee by Highlander Oil & Gas Assets LLC (HOGA).

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

As of March 31, 2023, only the onshore Highlander subject interest had established commercial production. On February 5, 2019, McMoRan completed the sale of all of its rights, title and interest in and to the onshore Highlander subject interest pursuant to a purchase and sale agreement with HOGA (the Highlander Sale). The onshore Highlander subject interest was sold subject to the overriding royalty interest in future production held by the Royalty Trust. As a result of the Highlander Sale, HOGA has a 72 percent working interest and an approximate 48 percent net revenue interest in the onshore Highlander subject interest. The Royalty Trust continues to hold a 3.6 percent overriding royalty interest in the onshore Highlander subject interest. HOGA is the operator of the onshore Highlander subject interest. McMoRan has informed the Trustee that it has no plans to pursue, has relinquished, has allowed to expire or has sold all of its subject interests.

In connection with the Highlander Sale, McMoRan sold its interests in substantially all of its oil and gas leases associated with the Highlander subject interest to HOGA. At March 31, 2023, HOGA owned interests in approximately 131 gas leases onshore in South Louisiana, covering approximately 9,000 gross acres (6,476 acres net to HOGA's interest) associated with the onshore Highlander subject interest. Whether or not HOGA maintains the acreage associated with the onshore Highlander subject interest is determined by HOGA's current and future plans, over which the Royalty Trust has no control.

Status of the Onshore Highlander Subject Interest

As previously disclosed, the sole well producing from the onshore Highlander subject interest experienced an operational issue on January 19, 2023, resulting in substantial amounts of water entering the well, which caused a shut in of the well before production resumed at significantly reduced levels. Following an evaluation by HOGA’s field operations team, HOGA determined that it would be necessary to commence operations to control the water production, in expectation of eventually initiating “kill” operations on the well. HOGA recently has informed the Trustee that the well was shut in effective March 31, 2023 and production from the well has ceased. Unless the operational issues with the well can be rectified, the well is redrilled or another well is drilled on the onshore Highlander subject interest, the Royalty Trust does not expect to receive any income attributable to its overriding royalty interests and accordingly, does not expect to have any cash available to distribute to Royalty Trust unitholders in future periods.

LIQUIDITY AND CAPITAL RESOURCES

Pursuant to the royalty trust agreement, FCX has agreed to pay annual trust expenses up to a maximum amount of $350,000, with no right of repayment or interest due, to the extent the Royalty Trust lacks sufficient funds to pay administrative expenses. No such contributions by FCX were made during the three-month periods ended March 31, 2023 or 2022. In addition to such annual contributions, FCX has agreed to lend money, on an unsecured, interest-free basis, to the Royalty Trust to fund the Royalty Trust's ordinary administrative expenses as set forth in the royalty trust agreement. No loans were outstanding as of March 31, 2023, or December 31, 2022. All funds the Trustee borrows to cover expenses or liabilities, whether from FCX or from any other source, must be repaid before the Royalty Trust unitholders receive any distributions.

Pursuant to the royalty trust agreement, FCX agreed to provide and maintain a $1.0 million stand-by reserve account or an equivalent letter of credit for the benefit of the Royalty Trust to enable the Trustee to draw on such reserve account or letter of credit to pay obligations of the Royalty Trust if its funds are inadequate to pay its obligations at any time. Currently, with the consent of the Trustee, FCX may reduce the reserve account or substitute a letter of credit with a different face amount for the original letter of credit or any substitute letter of credit. In connection with this arrangement, FCX provided $1.0 million to the Royalty Trust. The $1.0 million, plus interest collected thereon, is held in reserve fund cash. As of March 31, 2023, the Royalty Trust had not drawn any funds from the reserve account, and FCX had not requested a reduction of such reserve account.

In connection with the completion of the Highlander Sale, HOGA assumed all administrative and reporting responsibilities with respect to the Royalty Trust, including those described in Article III of the royalty trust agreement.

In accordance with the terms of the master conveyance, royalties are paid to the Royalty Trust on the last day of the month following the month in which production payments are received by HOGA. The Royalty Trust received royalties of $386,947 and $451,030 during the three-month periods ended March 31, 2023 and 2022, respectively.

Royalties received by the Royalty Trust must first be used to (i) satisfy Royalty Trust administrative expenses and (ii) reduce Royalty Trust indebtedness. The Royalty Trust had no indebtedness outstanding as of March 31, 2023 and December 31, 2022.

Each quarter, the trustee will determine the amount of funds available for distribution to the Royalty Trust unitholders. Available funds will equal the excess cash received by the Royalty Trust from the royalty interests and other sources during that quarter over the Royalty Trust’s liabilities for that quarter. Available funds will be reduced by any cash the trustee decides to hold as a reserve against future liabilities. As of March 31, 2023, the Trustee has established a minimum cash reserve of $302,500.

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

Distributable income totaled $197,331 and $258,130 during the three-month periods ended March 31, 2023 and 2022, respectively. On April 14, 2023, the Royalty Trust declared a cash distribution of $0.000857 per unit payable on May 12, 2023, to Royalty Trust unitholders of record on April 28, 2023. These distributions are not necessarily indicative of future distributions, particularly in light of the shutting in of the sole well producing from the Highlander subject interest, as discussed above, and the cessation of production from the well, effective March 31, 2023. HOGA currently is evaluating its options with respect to the well. Unless the operational issues with the well can be rectified, the well is redrilled or another well is drilled on the onshore Highlander subject interest, the Royalty Trust does not expect to receive any income attributable to its overriding royalty interests and accordingly, does not expect to have any cash available to distribute to Royalty Trust unitholders in future periods. The Royalty Trust's only other sources of liquidity are mandatory annual contributions, any loans and the required standby reserve account or letter of credit from FCX. As a result, any material adverse change in FCX's, McMoRan's or HOGA's financial condition or results of operations could materially and adversely affect the Royalty Trust and the underlying royalty trust units.

OFF-BALANCE SHEET ARRANGEMENTS

The Royalty Trust has no off-balance sheet arrangements. The Royalty Trust has not guaranteed the debt of any other party, nor does the Royalty Trust have any other arrangements or relationships with other entities that could potentially result in unconsolidated debt, losses or contingent obligations.

RESULTS OF OPERATIONS

Royalty Income. In accordance with the terms of the master conveyance, during the three-month period ended March 31, 2023, the Royalty Trust received royalties of $386,947 related to 87,121 thousand cubic feet (Mcf) of natural gas production with average post-production costs of $0.54 per Mcf and an average sales price of $4.98 per Mcf. During the three-month period ended March 31, 2022, the Royalty Trust received royalties of $451,030 related to 115,517 Mcf of natural gas production attributable to the onshore Highlander subject interest with average post-production costs of $0.40 per Mcf and an average sales price of $4.30 per Mcf.

Royalty income was lower during the three-month period ended March 31, 2023, as compared to the corresponding 2022 period, primarily due to lower production, partially offset by higher natural gas prices.

Administrative Expenses. Administrative expenses consist primarily of audit, legal and trustee expenses incurred in connection with the administration of the Royalty Trust. During the three-month periods ended March 31, 2023 and

2022, the Royalty Trust paid administrative expenses of $189,676 and $184,167, respectively. Administrative expenses were higher for the three-month period ended March 31, 2023, as compared to the corresponding 2022 period, primarily due to the timing of payments for professional services.

NEW ACCOUNTING STANDARDS
None.

CAUTIONARY STATEMENT

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Forward-looking statements are all statements other than statements of historical facts, such as any statements regarding the future financial condition of the Royalty Trust or the trading market for the royalty trust units, all statements regarding the respective plans of McMoRan or HOGA for the subject interests, the potential results of any drilling on the subject interests by the applicable operator, anticipated interests of McMoRan or HOGA and the Royalty Trust in any of the subject interests, HOGA's geologic models and the nature of the geologic trend onshore in South Louisiana discussed in this Form 10-Q, the amount and date of quarterly distributions to Royalty Trust unitholders, expectations regarding the repair or redrill of the well on the Highlander subject interest, the drilling of another well on the Highlander subject interest, and statements regarding the Trust’s future income from the overriding royalty interests and future distributions to Trust unitholders and all statements regarding any belief or understanding of the nature or potential of the subject interests. The words “anticipates,” “may,” “can,” “plans,” “believes,” “estimates,” “expects,” “projects,” “intends,” “likely,” “will,” “should,” “to be,” “potential,” and any similar expressions and/or statements that are not historical facts are intended to identify those assertions as forward-looking statements.

Forward-looking statements are not guarantees or assurances of future performance and actual results may differ materially from those anticipated, projected or assumed in the forward-looking statements. Important factors that may cause actual results to differ materially from those anticipated by the forward-looking statements include, but are not limited to, the future plans of FCX and HOGA for their remaining oil and gas properties; the risk that the subject interests will not produce additional hydrocarbons; general economic and business conditions; variations in the market demand for, and prices of, oil and natural gas; drilling results; changes in oil and natural gas reserve expectations; the potential adoption of new governmental regulations; decisions by FCX, McMoRan or HOGA not to develop and/or transfer the subject interests; any inability of FCX, McMoRan or HOGA to develop the subject interests; damages to facilities resulting from natural disasters or accidents; fluctuations in the market price, volume and frequency of the trading market for the royalty trust units; the amount of cash received or expected to be received by the Trustee from the underlying subject interests on or prior to a record date for a quarterly cash distributions; the cost and timing of repairs or redrilling of the damaged well on the Highlander subject interest; and other factors described in Part I, Item 1A. “Risk Factors” in the 2022 Form 10-K, as updated by the Royalty Trust’s subsequent filings with the SEC. Any differences in actual cash receipts by the Royalty Trust could affect the amount of quarterly cash distributions.

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

(b) Changes in internal control over financial reporting. During the quarter ended March 31, 2023, there has been no change in the Royalty Trust's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Royalty Trust's internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of FCX or HOGA.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

There are currently no pending legal proceedings to which the Royalty Trust is a party.

Item 1A. Risk Factors.

Please refer to Part I, Item 1A. “Risk Factors” in the 2022 Form 10-K. Any of these factors could result in a significant or material adverse effect on the Royalty Trust's results of operations or financial condition. There have been no material changes to the Royalty Trust’s risk factors since the 2022 Form 10-K.

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

Date: May 9, 2023

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