Form 10-Q
period 2023-06-30
Gulf Coast Ultra Deep Royalty Trust
filed 2023-08-11
CIK 1565146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR
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
☐ Yes ☑ No

On August 7, 2023, there were 230,172,696 royalty trust units outstanding representing beneficial interests in the registrant.

Part I. FINANCIAL INFORMATION

Item 1.    Financial Statements.

GULF COAST ULTRA DEEP ROYALTY TRUST
STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	June 30,	December 31,
	2023	2022
ASSETS	(unaudited)	(audited)
Operating cash	$149,830	$915,643
Reserve fund cash and short-term investments	1,088,128	1,065,351
Overriding royalty interests in subject interests, net	—	329,851
Total assets	$1,237,958	$2,310,845

LIABILITIES AND TRUST CORPUS
Reserve fund liability	$1,088,128	$1,065,351
Trust corpus (230,172,696 royalty trust units authorized, issued and
outstanding as of June 30, 2023 and December 31, 2022)	149,830	1,245,494
Total liabilities and trust corpus	$1,237,958	$2,310,845

The accompanying notes are an integral part of these financial statements.

GULF COAST ULTRA DEEP ROYALTY TRUST
STATEMENTS OF DISTRIBUTABLE INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Royalty income	$14,331	$525,689	$401,278	$976,719
Interest income and other	4,714	366	13,524	383
Administrative expenses	(171,714)	(211,923)	(361,390)	(396,090)
Income in excess of administrative expenses (administrative expenses in excess of income) (Note 4)	$(152,669)	$314,132	$53,412	$581,012
Distributable income (Note 4)	$—	$305,382	$197,331	$563,512
Distributable income per royalty trust unit	$—	$0.001327	$0.000857	$0.002448
Royalty trust units outstanding at end of period	230,172,696	230,172,696	230,172,696	230,172,696

The accompanying notes are an integral part of these financial statements.

GULF COAST ULTRA DEEP ROYALTY TRUST
STATEMENTS OF CHANGES IN TRUST CORPUS (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Trust corpus, beginning of period	$499,830	$950,816	$1,245,494	$1,219,756
Amortization of overriding royalty interests in subject interests	—	(35,346)	(21,780)	(73,467)
Impairment of subject interests	—	—	(308,071)	—
Income in excess of administrative expenses (administrative expenses in excess of income)	(152,669)	314,132	53,412	581,012
Distributions paid	(197,331)	(258,130)	(819,225)	(755,829)
Trust corpus, end of period	$149,830	$971,472	$149,830	$971,472

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

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all required information and disclosures. Therefore, this information should be read in conjunction with the Royalty Trust’s financial statements and notes contained in its annual report on Form 10-K for the year ended December 31, 2022. The information furnished herein reflects all adjustments that are, in the opinion of The Bank of New York Mellon Trust Company, N.A. (the Trustee), necessary for a fair statement of the results for the interim periods reported. All such adjustments are, in the opinion of the Trustee, of a normal recurring nature. Operating results for the three- and six-month periods ended June 30, 2023, are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

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

2. OVERRIDING ROYALTY INTERESTS
The onshore Highlander subject interest is the only producing subject interest in which the Royalty Trust holds an overriding royalty interest. Amortization charges related to production volumes associated with the onshore Highlander subject interest reduced the carrying value of the overriding royalty interests by $0 and $21,780 during the three- and six-month periods ended June 30, 2023, respectively, and $35,346 and $73,467 during the three- and six-month periods ended June 30, 2022, respectively.

Highlander Oil & Gas Assets LLC (HOGA) has a 72 percent working interest and an approximate 48 percent net revenue interest in the onshore Highlander subject interest. The Royalty Trust holds a 3.6 percent overriding royalty interest in the onshore Highlander subject interest. HOGA is the operator of the onshore Highlander subject interest.

As previously disclosed, the sole well producing from the onshore Highlander subject interest experienced an operational issue on January 19, 2023, resulting in substantial amounts of water entering the well, which caused a shut in of the well before production resumed at significantly reduced levels. Following an evaluation by HOGA’s field operations team, HOGA determined that it would be necessary to commence operations to control the water production, in expectation of eventually initiating “kill” operations on the well. HOGA has informed the Trustee that the well was shut in effective March 31, 2023 and production from the well has ceased. Since that time the well has flowed intermittently but not on a continuous basis. HOGA currently is evaluating its options with respect to the well. Shutting in the well for an extended period of time will eliminate any production from the onshore Highlander subject interest during such period, which will also eliminate any proceeds to which the Royalty Trust would be entitled pursuant to its overriding royalty interest during the same period. Therefore, while the well remains shut in, the Royalty Trust will not receive significant income attributable to its overriding royalty interest. Unless the operational issues with the well can be rectified, the well is redrilled or another well is drilled on the onshore Highlander subject interest, the Royalty Trust does not expect to receive any significant income attributable to its overriding royalty interests and accordingly, does not expect to have any cash available to distribute to Royalty Trust unitholders in future periods.

The Royalty Trust fully impaired the carrying value of the onshore Highlander subject interest by $308,071 on March 31, 2023. The Royalty Trust determined the fair value of the onshore Highlander subject interest to be zero using Level 3 measurements under the fair value hierarchy of ASC 820 Fair Value Measurement. Therefore, the Royalty Trust recognized the remaining carrying value of the onshore Highlander subject interest as of March 31, 2023 as an impairment loss. Accumulated amortization was $6,756,701 and $6,426,850 at June 30, 2023 and December 31, 2022, respectively.

3. RELATED PARTY TRANSACTIONS
Royalty Income. In accordance with the terms of the master conveyance, royalties are paid to the Royalty Trust on the last day of the month following the month in which production payments are received by HOGA. The Royalty Trust received royalties of $14,331 and $401,278 during the three- and six-month periods ended June 30, 2023, respectively, and $525,689 and $976,719 during the three- and six-month periods ended June 30, 2022, respectively. Royalties received by the Royalty Trust must first be used to (i) satisfy Royalty Trust administrative expenses and (ii) reduce Royalty Trust indebtedness. The Royalty Trust had no indebtedness outstanding as of June 30, 2023 and December 31, 2022.

Each quarter, the trustee will determine the amount of funds available for distribution to the Royalty Trust unitholders. Available funds will equal the excess cash received by the Royalty Trust from the royalty interests and other sources during that quarter over the Royalty Trust’s liabilities for that quarter. Available funds will be reduced by any cash the trustee reserves against future liabilities. As of June 30, 2023, the Trustee has established a minimum cash reserve of $302,500.

Commencing with the distribution to unitholders in the first quarter of 2022, the Royalty Trust has been withholding, and in the future intends to withhold, $8,750 from the funds otherwise available for distribution each quarter to gradually build a cash reserve of approximately $350,000. As no proceeds were available for distribution, the Royalty Trust did not withhold any funds for the cash reserve in the second quarter of 2023. This cash is reserved for the payment of future known, anticipated or contingent expenses or liabilities of the Royalty Trust. The Trustee may increase or decrease the targeted cash reserve amount at any time, and may increase or decrease the rate at which it is withholding funds to build the cash reserve at any time, without advance notice to the unitholders. Cash held in reserve will be invested as required by the royalty trust agreement. Any cash reserved in excess of the amount necessary to pay or provide for the payment of future known, anticipated or contingent expenses or liabilities eventually will be distributed to unitholders, together with interest earned on the funds. For additional information regarding distributions to Royalty Trust unitholders, see Note 4.

Funding of Administrative Expenses. Pursuant to the royalty trust agreement, Freeport-McMoRan Inc. (FCX) has agreed to pay annual trust expenses up to a maximum amount of $350,000, with no right of repayment or interest due, to the extent the Royalty Trust lacks sufficient funds to pay administrative expenses. No such contributions were made during the three-month periods ended June 30, 2023 or 2022. In addition to such annual contributions, FCX has agreed to lend money, on an unsecured, interest-free basis, to the Royalty Trust to fund the Royalty Trust's ordinary administrative expenses as set forth in the royalty trust agreement. No loans were outstanding at June 30, 2023 or December 31, 2022.

Pursuant to the royalty trust agreement, FCX agreed to provide and maintain a $1.0 million stand-by reserve account or an equivalent letter of credit for the benefit of the Royalty Trust to enable the Trustee to draw on such reserve account or letter of credit to pay obligations of the Royalty Trust if its funds are inadequate to pay its obligations at any time. Currently, with the consent of the Trustee, FCX may reduce the reserve account or substitute a letter of credit with a different face amount for the original letter of credit or any substitute letter of credit. In connection with this arrangement, FCX provided $1.0 million to the Royalty Trust. The $1.0 million, plus interest collected thereon, is reflected as reserve fund cash, with a corresponding reserve fund liability in the accompanying Statements of Assets, Liabilities and Trust Corpus. As of June 30, 2023, the Royalty Trust had not drawn any funds from the reserve account, and FCX had not requested a reduction of such reserve account.

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

4. DISTRIBUTIONS
Natural gas sales volumes (measured in thousands of cubic feet, or Mcf), average sales price and net cash proceeds available for distribution for the three- and six-month periods ended June 30, 2023 and 2022, are set forth in the table below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Natural gas sales volumes (Mcf)	14,231	107,110	101,352	222,627
Natural gas average sales price (per Mcf)	$2.43	$5.30	$4.63	$4.78
Gross proceeds	34,648	568,076	468,887	1,064,902
Post-production costs and specified taxes	(20,317)	(42,387)	(67,609)	(88,183)
Royalty income	14,331	525,689	401,278	976,719
Interest and dividend income	4,714	366	13,524	383
Administrative expenses	(171,714)	(211,923)	(361,390)	(396,090)
Income in excess of administrative expenses (administrative expenses in excess of income)	(152,669)	314,132	53,412	581,012
Income available for distribution	—	314,132	206,081	581,012
Adjustment to minimum cash reserve	—	(8,750)	(8,750)	(17,500)
Net cash proceeds available for distribution	$—	$305,382	$197,331	$563,512

A summary of quarterly per unit distributions for the three- and six-month periods ended June 30, 2023 and 2022, is set forth in the table below.

2023				2022
Amount	Per Unit Amount	Record Date	Payment Date	Amount	Per Unit Amount	Record Date	Payment Date
$197,331	$0.000857	4/28/2023	5/12/2023	$258,130	$0.001121	4/29/2022	5/13/2022
$—	$—	—	—	$305,382	$0.001327	7/29/2022	8/12/2022

These distributions are not necessarily indicative of future distributions.

5. CONTINGENCIES AND OTHER COMMITMENTS
Litigation. There are currently no pending legal proceedings to which the Royalty Trust is a party.

6. SUBSEQUENT EVENTS
As discussed in Note 3 above, pursuant to the royalty trust agreement, FCX has agreed to pay annual trust expenses up to a maximum amount of $350,000, with no right of repayment or interest due, to the extent the Royalty Trust lacks sufficient funds to pay administrative expenses. In July 2023, the Trustee requested FCX to contribute $350,000 to the Royalty Trust pursuant to this arrangement, in light of the shut-in of the sole well on the Highlander subject interest, and the cessation of production from the well, as described in Note 2 above.

Item 2.     Trustee's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

You should read the following discussion in conjunction with the financial statements of Gulf Coast Ultra Deep Royalty Trust (the Royalty Trust) and the related Trustee’s Discussion and Analysis of Financial Condition and Results of Operations and the discussion of its Business and Properties in the Royalty Trust's Annual Report on Form 10-K for the year ended December 31, 2022 (2022 Form 10-K), filed with the United States (U.S.) Securities and Exchange Commission (SEC). The results of operations reported and summarized below are not necessarily indicative of future operating results. Unless otherwise specified, all references to “Notes” refer to the Notes to Financial Statements located in Part I, Item I. “Financial Statements” of this Form 10-Q. Also see the 2022 Form 10-K for a glossary of definitions for some of the oil and gas industry terms used in this Form 10-Q. Additionally, please refer to the section entitled “Cautionary Statement” on page 14 of this Form 10-Q. The information below has been furnished to the Trustee by Highlander Oil & Gas Assets LLC (HOGA).

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

As of June 30, 2023, only the onshore Highlander subject interest had established commercial production. On February 5, 2019, McMoRan completed the sale of all of its rights, title and interest in and to the onshore Highlander subject interest pursuant to a purchase and sale agreement with HOGA (the Highlander Sale). The onshore Highlander subject interest was sold subject to the overriding royalty interest in future production held by the Royalty Trust. As a result of the Highlander Sale, HOGA has a 72 percent working interest and an approximate 48 percent net revenue interest in the onshore Highlander subject interest. The Royalty Trust continues to hold a 3.6 percent overriding royalty interest in the onshore Highlander subject interest. HOGA is the operator of the onshore Highlander subject interest. McMoRan has informed the Trustee that it has no plans to pursue, has relinquished, has allowed to expire or has sold all of its subject interests.

In connection with the Highlander Sale, McMoRan sold its interests in substantially all of its oil and gas leases associated with the Highlander subject interest to HOGA. At June 30, 2023, HOGA owned interests in approximately 131 gas leases onshore in South Louisiana, covering approximately 9,000 gross acres (6,476 acres net to HOGA's interest) associated with the onshore Highlander subject interest. Whether or not HOGA maintains the acreage associated with the onshore Highlander subject interest is determined by HOGA's current and future plans, over which the Royalty Trust has no control.

Status of the Onshore Highlander Subject Interest

As previously disclosed, the sole well producing from the onshore Highlander subject interest experienced an operational issue on January 19, 2023, resulting in substantial amounts of water entering the well, which caused a shut in of the well before production resumed at significantly reduced levels. Following an evaluation by HOGA’s field operations team, HOGA determined that it would be necessary to commence operations to control the water production, in expectation of eventually initiating “kill” operations on the well. HOGA has informed the Trustee that the well was shut in effective March 31, 2023 and production from the well has ceased. Since that time the well has flowed intermittently but not on a continuous basis. Shutting in the well for an extended period of time will eliminate any production from the onshore Highlander subject interest during such period, which will also eliminate any proceeds to which the Royalty Trust would be entitled pursuant to its overriding royalty interest during the same period. Therefore, while the well remains shut in, the Royalty Trust will not receive significant income attributable to its overriding royalty interest. Unless the operational issues with the well can be rectified, the well is redrilled or another well is drilled on the onshore Highlander subject interest, the Royalty Trust does not expect to receive any significant income attributable to its overriding royalty interests and accordingly, does not expect to have any cash available to distribute to Royalty Trust unitholders in future periods.

LIQUIDITY AND CAPITAL RESOURCES

Pursuant to the royalty trust agreement, FCX has agreed to pay annual trust expenses up to a maximum amount of $350,000, with no right of repayment or interest due, to the extent the Royalty Trust lacks sufficient funds to pay administrative expenses. No such contributions by FCX were made during the six-month periods ended June 30, 2023 or 2022. In July 2023, the Trustee requested FCX to contribute $350,000 to the Royalty Trust pursuant to this arrangement, in light of the shut-in of the sole well on the Highlander subject interest, and the cessation of production from the well, as described above. In addition to such annual contributions, FCX has agreed to lend money, on an unsecured, interest-free basis, to the Royalty Trust to fund the Royalty Trust's ordinary administrative expenses as set forth in the royalty trust agreement. No loans were outstanding as of June 30, 2023, or December 31, 2022. All funds the Trustee borrows to cover expenses or liabilities, whether from FCX or from any other source, must be repaid before the Royalty Trust unitholders receive any distributions.

Pursuant to the royalty trust agreement, FCX agreed to provide and maintain a $1.0 million stand-by reserve account or an equivalent letter of credit for the benefit of the Royalty Trust to enable the Trustee to draw on such reserve account or letter of credit to pay obligations of the Royalty Trust if its funds are inadequate to pay its obligations at any time. Currently, with the consent of the Trustee, FCX may reduce the reserve account or substitute a letter of credit with a different face amount for the original letter of credit or any substitute letter of credit. In connection with this arrangement, FCX provided $1.0 million to the Royalty Trust. The $1.0 million, plus interest collected thereon, is held in reserve fund cash. As of June 30, 2023, the Royalty Trust had not drawn any funds from the reserve account, and FCX had not requested a reduction of such reserve account.

In connection with the completion of the Highlander Sale, HOGA assumed all administrative and reporting responsibilities with respect to the Royalty Trust, including those described in Article III of the royalty trust agreement.

In accordance with the terms of the master conveyance, royalties are paid to the Royalty Trust on the last day of the month following the month in which production payments are received by HOGA. The Royalty Trust received royalties of $14,331 and $401,278 during the three- and six-month periods ended June 30, 2023, respectively, and $525,689 and $976,719 during the three- and six-month periods ended June 30, 2022, respectively.

Royalties received by the Royalty Trust must first be used to (i) satisfy Royalty Trust administrative expenses and (ii) reduce Royalty Trust indebtedness. The Royalty Trust had no indebtedness outstanding as of June 30, 2023 and December 31, 2022.

Each quarter, the Trustee will determine the amount of funds available for distribution to the Royalty Trust unitholders. Available funds will equal the excess cash received by the Royalty Trust from the royalty interests and other sources during that quarter over the Royalty Trust’s liabilities for that quarter. Available funds will be reduced by any cash the Trustee decides to hold as a reserve against future liabilities. As of June 30, 2023, the Trustee has established a minimum cash reserve of $302,500.

Commencing with the distribution to unitholders in the first quarter of 2022, the Royalty Trust has been withholding, and in the future intends to withhold, $8,750 from the funds otherwise available for distribution each quarter to gradually build a cash reserve of approximately $350,000. As no proceeds were available for distribution, the Royalty Trust did not withhold any funds for the cash reserve in the second quarter of 2023. This cash is reserved for the payment of future known, anticipated or contingent expenses or liabilities of the Royalty Trust. The Trustee may increase or decrease the targeted cash reserve amount at any time, and may increase or decrease the rate at which it is withholding funds to build the cash reserve at any time, without advance notice to the unitholders. Cash held in reserve will be invested as required by the royalty trust agreement. Any cash reserved in excess of the amount necessary to pay or provide for the payment of future known, anticipated or contingent expenses or liabilities eventually will be distributed to unitholders, together with interest earned on the funds.

Distributable income totaled $0 and $197,331 during the three- and six-month periods ended June 30, 2023, respectively, and $305,382 and $563,512 during the three- and six-month periods ended June 30, 2022, respectively. These distributions are not necessarily indicative of future distributions, particularly in light of the shutting in of the sole well producing from the Highlander subject interest, as discussed above, and the cessation of production from the well, effective March 31, 2023. HOGA currently is evaluating its options with respect to the well. Unless the operational issues with the well can be rectified, the well is redrilled or another well is drilled on the onshore Highlander subject interest, the Royalty Trust does not expect to receive any significant income attributable to its overriding royalty interests and accordingly, does not expect to have any cash available to distribute to Royalty Trust unitholders in future periods. The Royalty Trust's only other sources of liquidity are mandatory annual contributions, any loans and the required standby reserve account or letter of credit from FCX. As a result, any material adverse change in FCX's, McMoRan's or HOGA's financial condition or results of operations could materially and adversely affect the Royalty Trust and the underlying royalty trust units.

OFF-BALANCE SHEET ARRANGEMENTS

The Royalty Trust has no off-balance sheet arrangements. The Royalty Trust has not guaranteed the debt of any other party, nor does the Royalty Trust have any other arrangements or relationships with other entities that could potentially result in unconsolidated debt, losses or contingent obligations.

RESULTS OF OPERATIONS

Royalty Income. In accordance with the terms of the master conveyance, during the three-month period ended June 30, 2023, the Royalty Trust received royalties of $14,331 related to 14,231 thousand cubic feet (Mcf) of natural gas production with average post-production costs of $1.43 per Mcf and an average sales price of $2.43 per Mcf. During the three-month period ended June 30, 2022, the Royalty Trust received royalties of $525,689 related to

107,110 Mcf of natural gas production attributable to the onshore Highlander subject interest with average post-production costs of $0.40 per Mcf and an average sales price of $5.30 per Mcf.

During the six-month period ended June 30, 2023, the Royalty Trust received royalties of $401,278 related to 101,352 Mcf of natural gas production attributable to the onshore Highlander subject interest with average post-production costs of $0.67 per Mcf and an average sales price of $4.63 per Mcf. During the six-month period ended June 30, 2022, the Royalty Trust received royalties of $976,719 related to 222,627 Mcf of natural gas production attributable to the onshore Highlander subject interest with average post-production costs of $0.40 per Mcf and an average sales price of $4.78 per Mcf.

Royalty income was lower during the three- and six-month periods ended June 30, 2023, as compared to the corresponding 2022 periods, primarily due to lower production resulting from the operational issues relating to the sole well producing from the Highlander subject interest and ultimately the shutting in of the well.

Administrative Expenses. Administrative expenses consist primarily of audit, legal and trustee expenses incurred in connection with the administration of the Royalty Trust. During the three-month periods ended June 30, 2023 and 2022, the Royalty Trust paid administrative expenses of $171,714 and $211,923, respectively. During the six-month periods ended June 30, 2023 and 2022, the Royalty Trust paid administrative expenses of $361,390 and $396,090, respectively. Administrative expenses were lower for the three- and six-month periods ended June 30, 2023, as compared to the corresponding 2022 periods, primarily due to the timing of payments for professional services.

NEW ACCOUNTING STANDARDS
None.

CAUTIONARY STATEMENT

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Forward-looking statements are all statements other than statements of historical facts, such as any statements regarding the future financial condition of the Royalty Trust or the trading market for the royalty trust units, all statements regarding the respective plans of McMoRan or HOGA for the subject interests, the potential results of any drilling on the subject interests by the applicable operator, anticipated interests of McMoRan or HOGA and the Royalty Trust in any of the subject interests, HOGA's geologic models and the nature of the geologic trend onshore in South Louisiana discussed in this Form 10-Q, the amount and date of quarterly distributions to Royalty Trust unitholders, expectations regarding the repair or redrill of the well on the Highlander subject interest, the drilling of another well on the Highlander subject interest, and statements regarding the Royalty Trust’s future income from the overriding royalty interests and future distributions to Royalty Trust unitholders and all statements regarding any belief or understanding of the nature or potential of the subject interests. The words “anticipates,” “may,” “can,” “plans,” “believes,” “estimates,” “expects,” “projects,” “intends,” “likely,” “will,” “should,” “to be,” “potential,” and any similar expressions and/or statements that are not historical facts are intended to identify those assertions as forward-looking statements.

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

(b) Changes in internal control over financial reporting. During the quarter ended June 30, 2023, there has been no change in the Royalty Trust's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Royalty Trust's internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of FCX or HOGA.

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

Date: August 11, 2023

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