Form 10-Q
period 2023-09-30
Gulf Coast Ultra Deep Royalty Trust
filed 2023-11-15
CIK 1565146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

☐ Yes ☒ No

On November 15, 2023, there were 230,172,696 royalty trust units outstanding representing beneficial interests in the registrant.

GULF COAST ULTRA DEEP ROYALTY TRUST

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

GULF COAST ULTRA DEEP ROYALTY TRUST

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	September 30, 2023	December 31, 2022
	(unaudited)	(audited)
ASSETS
Operating cash	$43,094	$915,643
Reserve fund cash and short-term investments	1,102,052	1,065,351
Overriding royalty interests in subject interests, net	—	329,851
Total assets	$1,145,146	$2,310,845

LIABILITIES AND TRUST CORPUS
Reserve fund liability	$1,102,052	$1,065,351
Trust corpus (230,172,696 royalty trust units authorized, issued and
outstanding as of September 30, 2023 and December 31, 2022)	43,094	1,245,494
Total liabilities and trust corpus	$1,145,146	$2,310,845

The accompanying notes are an integral part of these financial statements.

GULF COAST ULTRA DEEP ROYALTY TRUST

STATEMENTS OF DISTRIBUTABLE INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Royalty income	$-	$791,065	$401,278	$1,767,784
Interest income and other	1,696	2,296	15,220	2,679
Administrative expenses	(108,432)	(127,201)	(469,822)	(523,291)
Income in excess of administrative expenses (administrative expenses in excess of income) (Note 4)	$(106,736)	$666,160	$(53,324)	$1,247,172
Distributable income (Note 4)	$-	$657,410	$197,331	$1,220,922
Distributable income per royalty trust unit	$-	$0.002856	$0.000857	$0.005304
Royalty trust units outstanding at end of period	230,172,696	230,172,696	230,172,696	230,172,696

The accompanying notes are an integral part of these financial statements.

GULF COAST ULTRA DEEP ROYALTY TRUST

STATEMENTS OF CHANGES IN TRUST CORPUS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Trust corpus, beginning of period	$149,830	$971,472	$1,245,494	$1,219,756
Amortization of overriding royalty interests in subject interests	-	(34,634)	(21,780)	(108,101)
Impairment of subject interests	-	-	(308,071)	-
Income in excess of administrative expenses (administrative expenses in excess of income)	(106,736)	666,160	(53,324)	1,247,172
Distributions paid	-	(305,382)	(819,225)	(1,061,211)
Trust corpus, end of period	$43,094	$1,297,616	$43,094	$1,297,616

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

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all required information and disclosures. Therefore, this information should be read in conjunction with the Royalty Trust’s financial statements and notes contained in its annual report on Form 10-K for the year ended December 31, 2022. The information furnished herein reflects all adjustments that are, in the opinion of The Bank of New York Mellon Trust Company, N.A. (the Trustee), necessary for a fair statement of the results for the interim periods reported. All such adjustments are, in the opinion of the Trustee, of a normal recurring nature. Operating results for the three- and nine-month periods ended September 30, 2023, are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

The Royalty Trust was created to hold a 5% gross overriding royalty interest (collectively, the overriding royalty interests) in future production from specified Inboard Lower Tertiary/Cretaceous exploration prospects, located in the shallow waters of the Gulf of Mexico and onshore in South Louisiana that existed as of December 5, 2012 (collectively, the subject interests).

Royalties are recorded in royalty income on the statements of distributable income when received under the modified cash basis of accounting. Significant accounting policies are consistent with Note 1 - Summary of Significant Accounting Policies in Part II, Item 8 of the 2022 Form 10-K.

The Royalty Trust evaluates the carrying values of the overriding royalty interests in the subject interests for impairment if conditions indicate that potential uncertainty exists regarding the Royalty Trust’s ability to recover its recorded amounts related to the overriding royalty interests. Indications of potential impairment with respect to the overriding royalty interests can include, among other things, subject interest lease expirations, reductions in estimated reserve quantities or resource potential, changes in estimated future oil and natural gas prices, exploration costs, and/or drilling plans, and other matters that arise that could negatively impact the carrying values of the overriding royalty interests. If an impairment event occurs and it is determined that the carrying value of the Royalty Trust’s overriding royalty interests in the subject interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the overriding royalty interests in the subject interests exceeds the fair value of these assets, which would be measured by discounting projected cash flows. The related impairment amounts are recorded as a reduction to the overriding royalty interest with an offsetting reduction to the Trust Corpus in the period such impairment is determined. Impairment of the carrying values of the overriding royalty interests in the subject interests involves a significant amount of judgment and may be subject to changes over time based on drilling plans and results, geophysical evaluations, the assignment of proved natural gas reserves, availability of capital and other factors. Fair value accounting guidance includes a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 inputs) and the lowest priority to unobservable inputs (Level 3). When indicators of impairment are present and it is determined that the carrying value of the Royalty Trust’s overriding royalty interests in the subject interests exceeds the estimated undiscounted cash flows of the subject interest, fair value estimates utilized in the impairment assessment are determined based on inputs not observable in the market and thus represent Level 3 measurements.

2. OVERRIDING ROYALTY INTERESTS

The onshore Highlander subject interest is the only subject interest in which the Royalty Trust holds an overriding royalty interest. Amortization charges related to production volumes associated with the onshore Highlander subject interest reduced the carrying value of the overriding royalty interests by $0 and $21,780 during the three- and nine-month periods ended September 30, 2023, respectively, and $34,634 and $108,101 during the three- and nine-month periods ended September 30, 2022, respectively.

Highlander Oil & Gas Assets LLC (HOGA) has a 72 percent working interest and an approximate 48 percent net revenue interest in the onshore Highlander subject interest. The Royalty Trust holds a 3.6 percent overriding royalty interest in the onshore Highlander subject interest. HOGA is the operator of the onshore Highlander subject interest.

As previously disclosed, the sole well producing from the onshore Highlander subject interest experienced an operational issue on January 19, 2023, resulting in substantial amounts of water entering the well, which caused a shut in of the well before production resumed at significantly reduced levels. Following an evaluation by HOGA’s field operations team, HOGA determined that it would be necessary to commence operations to control the water production, in expectation of eventually initiating “kill” operations on the well. HOGA has informed the Trustee that the well was shut in effective March 31, 2023 and production from the well has ceased. Since that time the well has flowed intermittently but not on a continuous basis. HOGA has informed the Trustee that due to the underground flow of fluids into the wellbore, the well cannot be salvaged and must be plugged and abandoned. Abandoning the well will eliminate any production from the onshore Highlander subject interest, which also will eliminate any proceeds to which the Royalty Trust would be entitled pursuant to its overriding royalty interests. Unless another well is drilled on the onshore Highlander subject interest, the Royalty Trust does not expect to receive any significant income attributable to its overriding royalty interests and accordingly, does not expect to have any cash available to distribute to Royalty Trust unitholders in future periods. HOGA currently is evaluating its options regarding a future drilling of a new well on the Highlander subject interest.

The Royalty Trust fully impaired the carrying value of the onshore Highlander subject interest by $308,071 on March 31, 2023. The Royalty Trust determined the fair value of the onshore Highlander subject interest to be zero using Level 3 measurements under the fair value hierarchy of ASC 820 Fair Value Measurement. Therefore, the Royalty Trust recognized the remaining carrying value of the onshore Highlander subject interest as of March 31, 2023 as an impairment loss. Accumulated amortization was $6,756,701 and $6,426,850 at September 30, 2023 and December 31, 2022, respectively.

3. RELATED PARTY TRANSACTIONS

Royalty Income. In accordance with the terms of the master conveyance, royalties are paid to the Royalty Trust on the last day of the month following the month in which production payments are received by HOGA. The Royalty Trust received royalties of $0 and $401,278 during the three- and nine-month periods ended September 30, 2023, respectively, and $791,065 and $1,767,784 during the three- and nine-month periods ended September 30, 2022, respectively. Royalties received by the Royalty Trust must first be used to (i) satisfy Royalty Trust administrative expenses and (ii) reduce Royalty Trust indebtedness. The Royalty Trust had no indebtedness outstanding as of September 30, 2023 and December 31, 2022.

Each quarter, the Trustee will determine the amount of funds available for distribution to the Royalty Trust unitholders. Available funds will equal the excess cash received by the Royalty Trust from the royalty interests and other sources during that quarter over the Royalty Trust’s liabilities for that quarter. Available funds will be reduced by any cash the Trustee reserves against future liabilities. As of September 30, 2023, the Trustee has established a minimum cash reserve of $302,500. The minimum cash reserve is not reflective of the Royalty Trust’s operating cash balance as of September 30, 2023.

Commencing with the distribution to unitholders in the first quarter of 2022, the Royalty Trust withheld $8,750 from the funds otherwise available for distribution each quarter through the first quarter of 2023, with the intent of gradually building a cash reserve of approximately $350,000. As no proceeds were available for distribution in the second and third quarters of 2023, the Royalty Trust did not withhold any funds for the cash reserve. Unless another well is drilled on the onshore Highlander subject interest as discussed in Note 2 above, the Royalty Trust does not intend to withhold funds for the cash reserve in the future, as the Royalty Trust does not expect to have any cash available to distribute to unitholders in future periods. This cash is reserved for the payment of future known, anticipated or contingent expenses or liabilities of the Royalty Trust. The Trustee may increase or decrease the targeted cash reserve amount at any time, and may increase or decrease the rate at which it withholds funds to build the cash reserve at any time, without advance notice to the unitholders. Cash held in reserve will be invested as required by the royalty trust agreement. Any cash reserved in excess of the amount necessary to pay or provide for the payment of future known, anticipated or contingent expenses or liabilities eventually will be distributed to unitholders, together with interest earned on the funds. For additional information regarding distributions to Royalty Trust unitholders, see Note 4.

Funding of Administrative Expenses. Pursuant to the royalty trust agreement, Freeport-McMoRan Inc. (FCX) has agreed to pay annual trust expenses up to a maximum amount of $350,000, with no right of repayment or interest due, to the extent the Royalty Trust lacks sufficient funds to pay administrative expenses. No such contributions were made during the three-month periods ended September 30, 2023 or 2022. FCX, in light of the shut-in of the sole well on the Highlander subject interest and the cessation of production from the well as described above, has confirmed to the Trustee that FCX plans to provide funds for the payment of such expenses as they become payable, in accordance with the provisions of the royalty trust agreement. In addition to such annual contributions, FCX has agreed to lend money, on an unsecured, interest-free basis, to the Royalty Trust to fund the Royalty Trust’s ordinary administrative expenses as set forth in the royalty trust agreement. No loans were outstanding at September 30, 2023 or December 31, 2022.

Pursuant to the royalty trust agreement, FCX agreed to provide and maintain a $1.0 million stand-by reserve account or an equivalent letter of credit for the benefit of the Royalty Trust to enable the Trustee to draw on such reserve account or letter of credit to pay obligations of the Royalty Trust if its funds are inadequate to pay its obligations at any time. Currently, with the consent of the Trustee, FCX may reduce the reserve account or substitute a letter of credit with a different face amount for the original letter of credit or any substitute letter of credit. In connection with this arrangement, FCX provided $1.0 million to the Royalty Trust. The $1.0 million, plus interest collected thereon, is reflected as reserve fund cash, with a corresponding reserve fund liability in the accompanying Statements of Assets, Liabilities and Trust Corpus. As of September 30, 2023, the Royalty Trust had not drawn any funds from the reserve account, and FCX had not requested a reduction of such reserve account.

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

4. DISTRIBUTIONS

Natural gas sales volumes (measured in thousands of cubic feet, or Mcf), average sales price and net cash proceeds available for distribution for the three- and nine-month periods ended September 30, 2023 and 2022, are set forth in the table below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Natural gas sales volumes (Mcf)	-	104,953	101,352	327,850
Natural gas average sales price (per Mcf)	$-	$7.97	$4.63	$5.80
Gross proceeds	-	836,099	468,887	1,901,001
Post-production costs and specified taxes	-	(45,034)	(67,609)	(133,217)
Royalty income	-	791,065	401,278	1,767,784
Interest and dividend income	1,696	2,296	15,220	2,679
Administrative expenses	(108,432)	(127,201)	(469,822)	(523,291)
Income in excess of administrative expenses (administrative expenses in excess of income)	(106,736)	666,160	(53,324)	1,247,172
Income available for distribution	-	666,160	206,081	1,247,172
Adjustment to minimum cash reserve	-	(8,750)	(8,750)	(26,250)
Net cash proceeds available for distribution	$-	$657,410	$197,331	$1,220,922

A summary of quarterly per unit distributions for the three-month periods ended March 31, 2023 and 2022, the three-month periods ended June 30, 2023 and 2022, and the three-month periods ended September 30, 2023 and 2022, is set forth in the table below.

2023				2022
Amount	Per Unit Amount	Record Date	Payment Date	Amount	Per Unit Amount	Record Date	Payment Date
$197,331	$0.000857	4/28/2023	5/12/2023	$258,130	$0.001121	4/29/2022	5/13/2022
$-	$-	7/28/2023	N/A	$305,382	$0.001327	7/29/2022	8/12/2022
$-	$-	10/30/2023	N/A	$657,410	$0.002856	10/28/2022	11/14/2022

These distributions are not necessarily indicative of future distributions.

5. CONTINGENCIES AND OTHER COMMITMENTS

Litigation. There are currently no pending legal proceedings to which the Royalty Trust is a party.

6. SUBSEQUENT EVENTS

The Royalty Trust evaluated all other events subsequent to September 30, 2023, and through the date the Royalty Trust’s financial statements were issued, and determined that all events or transactions occurring during this period requiring recognition or disclosure were appropriately addressed in these financial statements.

Item 2. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

You should read the following discussion in conjunction with the financial statements of Gulf Coast Ultra Deep Royalty Trust (the Royalty Trust) and the related Trustee’s Discussion and Analysis of Financial Condition and Results of Operations and the discussion of its Business and Properties in the Royalty Trust’s Annual Report on Form 10-K for the year ended December 31, 2022 (2022 Form 10-K), filed with the United States (U.S.) Securities and Exchange Commission (SEC). The results of operations reported and summarized below are not necessarily indicative of future operating results. Unless otherwise specified, all references to “Notes” refer to the Notes to Financial Statements located in Part I, Item 1. “Financial Statements” of this Form 10-Q. Also see the 2022 Form 10-K for a glossary of definitions for some of the oil and gas industry terms used in this Form 10-Q. Additionally, please refer to the section entitled “Cautionary Statement” on page 13 of this Form 10-Q. The information below has been furnished to the Trustee by Highlander Oil & Gas Assets LLC (HOGA).

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

FCX’s oil and gas assets are held through its wholly owned subsidiary, FCX Oil & Gas LLC (FM O&G). As a result of the merger, MMR and McMoRan Oil & Gas LLC (McMoRan) are both indirect wholly owned subsidiaries of FM O&G.

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

The Royalty Trust was created to hold a 5% gross overriding royalty interest (collectively, the overriding royalty interests) in future production from specified Inboard Lower Tertiary/Cretaceous exploration prospects located in the shallow waters of the Gulf of Mexico and onshore in South Louisiana that existed as of December 5, 2012, the date of the merger agreement (collectively, the subject interests). The subject interests were “carved out” of the mineral interests that were acquired by FCX pursuant to the merger and were not considered part of FCX’s purchase consideration of MMR. McMoRan has informed the Trustee that it has no plans to pursue, has relinquished, has allowed to expire or has sold all of its subject interests.

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

In connection with the Highlander Sale, McMoRan sold its interests in substantially all of its oil and gas leases associated with the Highlander subject interest to HOGA. At September 30, 2023, HOGA owned interests in approximately 131 gas leases onshore in South Louisiana, covering approximately 9,000 gross acres (6,476 acres net to HOGA’s interest) associated with the onshore Highlander subject interest. Whether or not HOGA maintains the acreage associated with the onshore Highlander subject interest is determined by HOGA’s current and future plans, over which the Royalty Trust has no control. As of September 30, 2023, the onshore Highlander subject interest had minimal production, prompting HOGA to shut-in the well.

Status of the Onshore Highlander Subject Interest

As previously disclosed, the sole well producing from the onshore Highlander subject interest experienced an operational issue on January 19, 2023, resulting in substantial amounts of water entering the well, which caused a shut in of the well before production resumed at significantly reduced levels. Following an evaluation by HOGA’s field operations team, HOGA determined that it would be necessary to commence operations to control the water production, in expectation of eventually initiating “kill” operations on the well. HOGA has informed the Trustee that the well was shut in effective March 31, 2023 and production from the well has ceased. Since that time the well has flowed intermittently but not on a continuous basis. HOGA has informed the Trustee that due to the underground flow of fluids into the wellbore, the well cannot be salvaged and must be plugged and abandoned. Abandoning the well will eliminate any production from the onshore Highlander subject interest, which also will eliminate any proceeds to which the Royalty Trust would be entitled pursuant to its overriding royalty interests. Unless another well is drilled on the onshore Highlander subject interest, the Royalty Trust does not expect to receive any significant income attributable to its overriding royalty interests and accordingly, does not expect to have any cash available to distribute to Royalty Trust unitholders in future periods. HOGA currently is evaluating its options regarding the drilling of a new well on the Highlander subject interest.

LIQUIDITY AND CAPITAL RESOURCES

Pursuant to the royalty trust agreement, FCX has agreed to pay annual trust expenses up to a maximum amount of $350,000, with no right of repayment or interest due, to the extent the Royalty Trust lacks sufficient funds to pay administrative expenses. No such contributions by FCX were made during the nine-month periods ended September 30, 2023 or 2022. FCX, in light of the shut-in of the sole well on the Highlander subject interest and the cessation of production from the well as described above, has confirmed to the Trustee that FCX plans to provide funds for the payment of such expenses as they become payable, in accordance with the provisions of the royalty trust agreement. In addition to such annual contributions, FCX has agreed to lend money, on an unsecured, interest-free basis, to the Royalty Trust to fund the Royalty Trust’s ordinary administrative expenses as set forth in the royalty trust agreement. No loans were outstanding as of September 30, 2023, or December 31, 2022. All funds the Trustee borrows to cover expenses or liabilities, whether from FCX or from any other source, must be repaid before the Royalty Trust unitholders receive any distributions.

Pursuant to the royalty trust agreement, FCX agreed to provide and maintain a $1.0 million stand-by reserve account or an equivalent letter of credit for the benefit of the Royalty Trust to enable the Trustee to draw on such reserve account or letter of credit to pay obligations of the Royalty Trust if its funds are inadequate to pay its obligations at any time. Currently, with the consent of the Trustee, FCX may reduce the reserve account or substitute a letter of credit with a different face amount for the original letter of credit or any substitute letter of credit. In connection with this arrangement, FCX provided $1.0 million to the Royalty Trust. The $1.0 million, plus interest collected thereon, is held in reserve fund cash. As of September 30, 2023, the Royalty Trust had not drawn any funds from the reserve account, and FCX had not requested a reduction of such reserve account.

In connection with the completion of the Highlander Sale, HOGA assumed all administrative and reporting responsibilities with respect to the Royalty Trust, including those described in Article III of the royalty trust agreement.

In accordance with the terms of the master conveyance, royalties are paid to the Royalty Trust on the last day of the month following the month in which production payments are received by HOGA. The Royalty Trust received royalties of $0 and $401,278 during the three- and nine-month periods ended September 30, 2023, respectively, and $791,065 and $1,767,784 during the three- and nine-month periods ended September 30, 2022, respectively.

Royalties received by the Royalty Trust must first be used to (i) satisfy Royalty Trust administrative expenses and (ii) reduce Royalty Trust indebtedness. The Royalty Trust had no indebtedness outstanding as of September 30, 2023 and December 31, 2022.

Each quarter, the Trustee will determine the amount of funds available for distribution to the Royalty Trust unitholders. Available funds will equal the excess cash received by the Royalty Trust from the royalty interests and other sources during that quarter over the Royalty Trust’s liabilities for that quarter. Available funds will be reduced by any cash the Trustee decides to hold as a reserve against future liabilities. As of September 30, 2023, the Trustee has established a minimum cash reserve of $302,500. The minimum cash reserve is not reflective of the Royalty Trust’s operating cash balance as of September 30, 2023.

Commencing with the distribution to unitholders in the first quarter of 2022, the Royalty Trust withheld $8,750 from the funds otherwise available for distribution each quarter through the first quarter of 2023, with the intent of gradually building a cash reserve of approximately $350,000. As no proceeds were available for distribution in the second or third quarters of 2023, the Royalty Trust did not withhold any funds for the cash reserve. Unless another well is drilled on the onshore Highlander subject interest as discussion “Overview – Status of the Onshore Highlander Subject Interest” above, the Royalty Trust does not intend to withhold funds for the cash reserve as the Royalty Trust does not expect to have any cash available to distribute to unitholders in future periods. This cash is reserved for the payment of future known, anticipated or contingent expenses or liabilities of the Royalty Trust. The Trustee may increase or decrease the targeted cash reserve amount at any time, and may increase or decrease the rate at which it is withholding funds to build the cash reserve at any time, without advance notice to the unitholders. Cash held in reserve will be invested as required by the royalty trust agreement. Any cash reserved in excess of the amount necessary to pay or provide for the payment of future known, anticipated or contingent expenses or liabilities eventually will be distributed to unitholders, together with interest earned on the funds.

Distributable income totaled $0 and $197,331 during the three- and nine-month periods ended September 30, 2023, respectively, and $657,410 and $1,220,922 during the three- and nine-month periods ended September 30, 2022, respectively. These distributions are not necessarily indicative of future distributions, particularly in light of the shutting in of the sole well producing from the Highlander subject interest, as discussed above, and the cessation of production from the well, effective March 31, 2023. HOGA has informed the Trustee that due to the underground flow of fluids into the wellbore that the well cannot be salvaged and needs to be plugged and abandoned. Abandoning the well will eliminate any production from the onshore Highlander subject interest, which also will eliminate any proceeds to which the Royalty Trust would be entitled pursuant to its overriding royalty interest. Unless another well is drilled on the onshore Highlander subject interest, the Royalty Trust does not expect to receive any significant income attributable to its overriding royalty interests and accordingly, does not expect to have any cash available to distribute to Royalty Trust unitholders in future periods. The Royalty Trust’s only other sources of liquidity are mandatory annual contributions, any loans and the required standby reserve account or letter of credit from FCX. As a result, any material adverse change in FCX’s, McMoRan’s or HOGA’s financial condition or results of operations could materially and adversely affect the Royalty Trust and the underlying royalty trust units.

OFF-BALANCE SHEET ARRANGEMENTS

The Royalty Trust has no off-balance sheet arrangements. The Royalty Trust has not guaranteed the debt of any other party, nor does the Royalty Trust have any other arrangements or relationships with other entities that could potentially result in unconsolidated debt, losses or contingent obligations.

RESULTS OF OPERATIONS

Royalty Income. In accordance with the terms of the master conveyance, during the three-month period ended September 30, 2023, the Royalty Trust did not receive royalty income. During the three-month period ended September 30, 2022, the Royalty Trust received royalties of $791,065 related to 104,953 Mcf of natural gas production attributable to the onshore Highlander subject interest with average post-production costs of $0.43 per Mcf and an average sales price of $7.97 per Mcf.

During the nine-month period ended September 30, 2023, the Royalty Trust received royalties of $401,278 related to 101,352 Mcf of natural gas production attributable to the onshore Highlander subject interest with average post-production costs of $0.67 per Mcf and an average sales price of $4.63 per Mcf. During the nine-month period ended September 30, 2022, the Royalty Trust received royalties of $1,767,784 related to 327,580 Mcf of natural gas production attributable to the onshore Highlander subject interest with average post-production costs of $0.41 per Mcf and an average sales price of $5.80 per Mcf.

Royalty income was lower during the three- and nine-month periods ended September 30, 2023, as compared to the corresponding 2022 periods, primarily due to lower production resulting from the operational issues relating to the sole well producing from the Highlander subject interest and ultimately the shutting in of the well.

Administrative Expenses. Administrative expenses consist primarily of audit, legal and trustee expenses incurred in connection with the administration of the Royalty Trust. During the three-month periods ended September 30, 2023 and 2022, the Royalty Trust paid administrative expenses of $108,432 and $127,201, respectively. During the nine-month periods ended September 30, 2023 and 2022, the Royalty Trust paid administrative expenses of $469,822 and $523,291, respectively. Administrative expenses were lower for the three- and nine-month periods ended September 30, 2023, as compared to the corresponding 2022 periods, primarily due to the timing of payments for professional services.

NEW ACCOUNTING STANDARDS

None.

CAUTIONARY STATEMENT

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Forward-looking statements are all statements other than statements of historical facts, such as any statements regarding the future financial condition of the Royalty Trust or the trading market for the royalty trust units, all statements regarding the respective plans of McMoRan or HOGA for the subject interests, the potential results of any drilling on the subject interests by the applicable operator, anticipated interests of McMoRan or HOGA and the Royalty Trust in any of the subject interests, HOGA’s geologic models and the nature of the geologic trend onshore in South Louisiana discussed in this Form 10-Q, the amount and date of quarterly distributions to Royalty Trust unitholders, expectations regarding any drilling of another well on the Highlander subject interest, and statements regarding the Royalty Trust’s future income from the overriding royalty interests and future distributions to Royalty Trust unitholders and all statements regarding any belief or understanding of the nature or potential of the subject interests. The words “anticipates,” “may,” “can,” “plans,” “believes,” “estimates,” “expects,” “projects,” “intends,” “likely,” “will,” “should,” “to be,” “potential,” and any similar expressions and/or statements that are not historical facts are intended to identify those assertions as forward-looking statements.

Forward-looking statements are not guarantees or assurances of future performance and actual results may differ materially from those anticipated, projected or assumed in the forward-looking statements. Important factors that may cause actual results to differ materially from those anticipated by the forward-looking statements include, but are not limited to, the future plans of FCX and HOGA for their remaining oil and gas properties; the risk that the subject interests will not produce additional hydrocarbons; general economic and business conditions; variations in the market demand for, and prices of, oil and natural gas; drilling results; changes in oil and natural gas reserve expectations; the potential adoption of new governmental regulations; decisions by FCX, McMoRan or HOGA not to develop and/or transfer the subject interests; any inability of FCX, McMoRan or HOGA to develop the subject interests; damages to facilities resulting from natural disasters or accidents; fluctuations in the market price, volume and frequency of the trading market for the royalty trust units; the amount of cash received or expected to be received by the Trustee from the underlying subject interests on or prior to a record date for a quarterly cash distributions; the cost and timing of drilling a new well on the Highlander subject interest; and other factors described in Part I, Item 1A. “Risk Factors” in the 2022 Form 10-K, as updated by the Royalty Trust’s subsequent filings with the SEC. Any differences in actual cash receipts by the Royalty Trust could affect the amount of quarterly cash distributions.

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

Due to the nature of the Royalty Trust as a passive entity and in light of the contractual arrangements pursuant to which the Royalty Trust was created, including the provisions of (i) the amended and restated royalty trust agreement and (ii) the master conveyance, the Royalty Trust’s disclosure controls and procedures necessarily rely on (A) information provided by FCX or HOGA, including information relating to results of operations, the costs and revenues attributable to the subject interests and other operating and historical data, plans for future operating and capital expenditures, reserve information, information relating to projected production, and other information relating to the status and results of operations of the subject interests and the overriding royalty interests, and (B) conclusions and reports regarding reserves by the Royalty Trust’s independent reserve engineers.

(b) Changes in internal control over financial reporting. During the quarter ended September 30, 2023, there has been no change in the Royalty Trust’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Royalty Trust’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of FCX or HOGA.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

There are currently no pending legal proceedings to which the Royalty Trust is a party.

Item 1A. Risk Factors.

Please refer to Part I, Item 1A. “Risk Factors” in the 2022 Form 10-K. Any of these factors could result in a significant or material adverse effect on the Royalty Trust’s results of operations or financial condition. There have been no material changes to the Royalty Trust’s risk factors since the 2022 Form 10-K.

Item 5. Other Information.

On October 16, 2023, the Royalty Trust issued a press release that was furnished as an exhibit to the Current Report on Form 8-K filed with the SEC on the same date, announcing that the Royalty Trust would not be making a distribution for the quarter ended September 30, 2023, as post-production costs exceeded royalty income. Presented below is a corrected version of the table that was included in the press release, showing the corrected natural gas (Mcf) sales volumes, average sales price and net cash proceeds available for distribution, reflecting the absence of any royalty income to the Royalty Trust for the quarter ended September 30, 2023:

Natural gas (Mcf) sales volumes (a)	-
Natural gas (per Mcf) average sales price	$-
Gross proceeds	$-
Post-production costs and specified taxes	-
Royalty income	-
Interest and dividend income	1,696
Administrative expenses	(108,432)
Administrative expenses in excess of income (b)	(106,736)
Increase in minimum cash reserve (c)	-
Cash proceeds available for distribution	$-

Item 6. Exhibits.

The following exhibits are filed or furnished as part of this quarterly report on Form 10-Q:

Exhibit		Filed or Furnished with this	Incorporated by Reference
Number	Exhibit Title	Form 10-Q	Form	File No.	Date Filed
3.1	Composite Certificate of Trust of Gulf Coast Ultra Deep Royalty Trust		10-Q	333-185742	August 14, 2013
31	Certification pursuant to Rule 13a-14(a)/15d-14(a)	X
32	Certification pursuant to 18 U.S.C. Section 1350	X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gulf Coast Ultra Deep Royalty Trust

By:	The Bank of New York Mellon
Trust Company, N.A., as Trustee

		By:	/s/ Sarah C. Newell
Sarah C. Newell
Vice President

Date:	November 15, 2023

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

