Form 10-K
period 2023-12-31
Gulf Coast Ultra Deep Royalty Trust
filed 2024-03-28
CIK 1565146

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

(512) 236-6555

(Registrant’s telephone number, including area code)

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The aggregate market value of Royalty Trust units held by non-affiliates of the registrant was $2.2 million on June 30, 2023 (the last day of the Royalty Trust’s most recently completed second quarter).

On March 28, 2024, there were 230,172,696 Royalty Trust units outstanding representing beneficial interests in the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

Gulf Coast Ultra Deep Royalty Trust

Annual Report on Form 10-K for

the fiscal year ended December 31, 2023

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (Form 10-K) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Forward-looking statements are all statements other than statements of historical facts, such as any statements regarding the future financial condition of the Gulf Coast Ultra Deep Royalty Trust (Royalty Trust) or the trading market for the Royalty Trust units, all statements regarding the respective plans of McMoRan Oil & Gas LLC (McMoRan) or Highlander Oil & Gas Assets LLC (HOGA) for the subject interests, including any plans to drill a new well on the Highlander subject interest, the potential results of any drilling on the subject interests by the applicable operator, anticipated interests of McMoRan or HOGA and the Royalty Trust in any of the subject interests, HOGA’s geologic models and the nature of the geologic trend onshore in South Louisiana discussed in this Form 10-K, the amount and date of quarterly distributions to Royalty Trust unitholders, and all statements regarding any belief or understanding of the nature or potential of the subject interests. The words “anticipates,” “may,” “can,” “plans,” “believes,” “estimates,” “expects,” “projects,” “intends,” “likely,” “will,” “should,” “to be,” “potential,” and any similar expressions and/or statements that are not historical facts are intended to identify those assertions as forward-looking statements.

Forward-looking statements are not guarantees or assurances of future performance and actual results may differ materially from those anticipated, projected or assumed in the forward-looking statements. Important factors that may cause actual results to differ materially from those anticipated by the forward-looking statements include, but are not limited to, the future plans of Freeport-McMoRan Inc.(FCX) and HOGA for their remaining oil and gas properties; the risk that the subject interests will not produce additional hydrocarbons; general economic and business conditions; variations in the market demand for, and prices of, oil and natural gas; drilling results; changes in oil and natural gas reserve expectations; the potential adoption of new governmental regulations; decisions by FCX, McMoRan or HOGA not to develop and/or transfer the subject interests; any inability of FCX, McMoRan or HOGA to develop the subject interests; damages to facilities resulting from natural disasters or accidents; fluctuations in the market price, volume and frequency of the trading market for the Royalty Trust units; the amount of cash received or expected to be received by the Trustee from the underlying subject interests on or prior to a record date for a quarterly cash distributions; and other factors described in Part I, Item 1A. “Risk Factors” in this Form 10-K, as updated by the Royalty Trust’s subsequent filings with the United States (U.S.) Securities and Exchange Commission (SEC). Any differences in actual cash receipts by the Royalty Trust could affect the amount of quarterly cash distributions.

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

PART I

Items 1. and 2. Business and Properties

The Royalty Trust’s periodic and current reports filed or furnished with or to the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act including its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports are available, free of charge, through the Royalty Trust’s website, http://gultu.q4web.com/home/default.aspx. These reports and amendments are available through the Royalty Trust’s website as soon as reasonably practicable after the Royalty Trust electronically files or furnishes such materials with or to the SEC.

References to “Notes” refer to the Notes to the Financial Statements included herein (refer to Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K). A glossary of definitions for some of the oil and gas industry terms used in this Form 10-K is provided on page 2.

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

The Royalty Trust was created to hold a 5% gross overriding royalty interest (collectively, the overriding royalty interests) in future production from each of McMoRan’s Inboard Lower Tertiary/Cretaceous exploration prospects located in the shallow waters of the Gulf of Mexico and onshore in South Louisiana that existed as of December 5, 2012, the date of the merger agreement (collectively, the subject interests). The subject interests were “carved out” of the mineral interests acquired by FCX pursuant to the merger and were not considered part of FCX’s purchase consideration of MMR.

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

At December 31, 2023, the Royalty Trust had 230,172,696 Royalty Trust units outstanding. All information in this Form 10-K regarding the subject interests has been furnished to the Trustee by HOGA. The reserve estimates have been prepared by independent petroleum engineers as described herein, based on information furnished by HOGA.

Status of the Onshore Highlander Subject Interest. On January 19, 2023, the sole well producing from the onshore Highlander subject interest experienced an operational issue, resulting in substantial amounts of water entering the well, which caused a shut in of the well before production resumed at significantly reduced levels. Following an evaluation by HOGA’s field operations team, HOGA determined that it would be necessary to commence operations to control the water production, in expectation of eventually initiating “kill” operations on the well. HOGA informed the Trustee that the well was shut in effective March 31, 2023 and production from the well has ceased. Since that time the well has flowed intermittently but not on a continuous basis. In October 2023, HOGA informed the Trustee that due to the underground flow of fluids into the wellbore, the well cannot be salvaged and must be plugged and abandoned. HOGA has informed the Trustee that operations to permanently plug and abandon the well commenced in early March 2024.

The onshore Highlander subject interest is the only subject interest that has established commercial production. Abandoning the well eliminated any production from the onshore Highlander subject interest, which also eliminated any proceeds to which the Royalty Trust would be entitled pursuant to its overriding royalty interests. Unless another well is drilled on the onshore Highlander subject interest, the Royalty Trust does not expect to receive any income attributable to its overriding royalty interests and accordingly, does not expect to have any cash available to distribute to Royalty Trust unitholders in future periods. HOGA has not informed the Trustee of any definitive plans to drill a new well on the Highlander subject interest. Neither the Trustee nor the Royalty Trust unitholders has any right to control or influence operations of the subject interest.

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

Duties and Limited Powers of the Trustee. The duties of the Trustee are specified in the Royalty Trust Agreement and by the laws of the State of Delaware. The Trustee’s principal duties consist of:

●	collecting income attributable to the overriding royalty interests;

●	paying expenses, charges and obligations of the Royalty Trust from the Royalty Trust’s income and assets;

●	distributing distributable income to the Royalty Trust unitholders; and

●	prosecuting, defending or settling any claim of or against the Trustee, the Royalty Trust or the overriding royalty interests, including the authority to dispose of or relinquish title to any of the overriding royalty interests that are the subject of a dispute upon the receipt of sufficient evidence regarding the facts of such dispute.

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

Pursuant to the Royalty Trust Agreement, FCX has agreed to pay annual trust expenses up to $350,000, with no right of repayment or interest due, to the extent the Royalty Trust lacks sufficient funds to pay administrative expenses. On February 1, 2024, pursuant to this provision, FCX contributed approximately $166,000 for the payment of trust expenses incurred during the year ended December 31, 2023, and contributed the maximum of $350,000 for the payment of trust expenses incurred during the year ending December 31, 2024. No such contributions were made during the year ended December 31, 2022. In addition to such annual contributions, FCX has agreed to lend money, on an unsecured, interest-free basis, to the Royalty Trust to fund the Royalty Trust’s ordinary administrative expenses as set forth in the Royalty Trust Agreement. All funds the Trustee borrows to cover expenses or liabilities, whether from FCX or from any other source, must be repaid before the Royalty Trust unitholders will receive any distributions. No loans or repayments were made during the years ended December 31, 2023 and 2022.

Pursuant to the Royalty Trust Agreement, FCX also agreed to provide and maintain a $1.0 million stand-by reserve account or an equivalent letter of credit for the benefit of the Royalty Trust to enable the Trustee to draw on such reserve account or letter of credit to pay obligations of the Royalty Trust if its funds are inadequate to pay its obligations at any time. Currently, with the consent of the Trustee, FCX may reduce the reserve account or substitute a letter of credit with a different face amount for the original letter of credit or any substitute letter of credit. In connection with this arrangement, FCX has provided $1.0 million in the form of a reserve fund cash account to the Royalty Trust. As of December 31, 2023, the Royalty Trust had not drawn any funds from the reserve account, and FCX had not requested a reduction of such reserve account.

Fiduciary Responsibility and Liability of the Trustee. The duties and liabilities of the Trustee are set forth in the Royalty Trust Agreement and the laws of the State of Delaware. The Trustee may not make business decisions affecting the assets of the Royalty Trust. Therefore, substantially all of the Trustee’s functions under the Royalty Trust Agreement are expected to be ministerial in nature. See the description in the section above entitled “Duties and Limited Powers of the Trustee.” The Royalty Trust Agreement, however, provides that the Trustee may:

●	charge for its services as trustee;

●	retain funds to pay for future expenses and deposit them with one or more banks or financial institutions (which may include the Trustee to the extent permitted by law);

●	lend funds at commercial rates to the Royalty Trust to pay the Royalty Trust’s expenses (however, the Trustee does not intend to lend funds to the Royalty Trust); and

●	seek reimbursement from the Royalty Trust for its out-of-pocket expenses.

In performing its duties to Royalty Trust unitholders, the Trustee may act in its discretion and is liable to the Royalty Trust unitholders only for willful misconduct, bad faith or gross negligence. The Trustee is not liable for any act or omission of its agents or employees unless the Trustee acted with willful misconduct, bad faith or gross negligence in its selection and retention. The Trustee will be indemnified individually or as trustee out of the Royalty Trust’s assets for any liability or cost that it incurs in the administration of the Royalty Trust, except in cases of willful misconduct, bad faith or gross negligence. The Trustee has a lien on the assets of the Royalty Trust as security for this indemnification and its compensation earned as trustee. The Royalty Trust unitholders are not liable to the Trustee for any indemnification. The Trustee ensures that all contractual liabilities of the Royalty Trust are limited to the assets of the Royalty Trust.

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

FCX and the Trustee are permitted to supplement or amend the Royalty Trust Agreement, without the approval of the Royalty Trust unitholders, in order to cure any ambiguity, to correct or supplement any provision which may be defective or inconsistent with any other provision thereof, or to change the name of the Royalty Trust, as long as such supplement or amendment does not adversely affect the interests of the Royalty Trust unitholders. However, no amendment may:

●	alter the purposes of the Royalty Trust or permit the Trustee to engage in any business or investment activities other than as specified in the Royalty Trust Agreement;

●	alter the rights of the Royalty Trust unitholders as among themselves;

●	permit the Trustee to distribute the overriding royalty interests in kind; or

●	adversely affect the rights and duties of the Trustee unless such amendment is approved by the Trustee.

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

Resignation of Trustee. The Trustee may resign, with or without cause, at any time by providing at least 60 days’ notice to FCX and the Royalty Trust unitholders of record, but the resignation of the Trustee will not be effective until a successor trustee has accepted its appointment. The Trustee may nominate a successor trustee, which may be approved and appointed by FCX without a meeting or vote of the Royalty Trust unitholders. If the Trustee has given notice of resignation for cause and a successor trustee has not accepted its appointment as successor trustee during the 90-day period following FCX’s receipt of such notice, the annual fee payable to the Trustee will be increased by 5% as of the end of such 90-day period, and will be further increased by 5% for each month or portion of a month thereafter (up to a maximum of two times the fee payable at the time the notice of resignation was received by FCX) until a successor trustee has accepted its appointment.

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

Overriding Royalty Interests. The Royalty Trust units represent beneficial interests in the Royalty Trust, which holds a 5% gross overriding royalty interest in future production from each of the subject interests during the life of the Royalty Trust. An “overriding” royalty interest in general represents a non-operating interest in an oil and gas property that provides the owner a specified share of production without any related operating expenses or development costs and is carved out of an oil and gas lessee’s working or cost-bearing interest in the lease. In contrast, a “working” or “cost-bearing” interest in general represents an operating interest in an oil and gas property that provides the owner a specified share of production that is subject to all production expenses and development costs. An owner of a working or cost-bearing interest, subject to the terms of an applicable operating agreement, generally has the right to participate in the selection of a prospect, drilling location or drilling contractor; to propose the drilling of a well; to determine the timing and sequence of drilling operations; to commence or shut down production; to take over operations; or to share in any operating decision. An owner of an overriding royalty interest generally has none of the rights described in the preceding sentence, and neither the Royalty Trust nor the Royalty Trust unitholders has any such rights.

The Royalty Trust’s 5% gross overriding royalty interest in future production from each subject interest is proportionately reduced based on McMoRan’s or HOGA’s respective working interest in the subject interest. The overriding royalty interests are free and clear of any and all drilling, development and operating costs and expenses, except that the overriding royalty interests bear a proportional share of costs incurred for activities downstream of the wellhead for gathering, transporting, compressing, treating, handling, separating, dehydrating or processing the produced hydrocarbons prior to their sale, and certain production, severance, sales, excise and similar taxes related to the sale of the produced hydrocarbons and property or ad valorem taxes to the extent assessed on the subject interests (the specified post-production costs and specified taxes, respectively). The hydrocarbons underlying the overriding royalty interests are valued at the wellhead (after deduction or withholding of specified taxes and less any specified post-production costs) and none of McMoRan, FCX or HOGA has any duty to transport or market the produced hydrocarbons away from the wellhead without cost. The hydrocarbons underlying the overriding royalty interests are subject to and bear production and similar taxes.

Royalty Trust Units. Each Royalty Trust unit represents a pro rata undivided share of beneficial ownership in the Royalty Trust. Each Royalty Trust unit entitles its holder to the same rights and benefits as the holder of any other Royalty Trust unit, and the Royalty Trust has no other authorized or outstanding class of equity security.

Distributions and Income Computations. Royalties received by the Royalty Trust must first be used to (i) satisfy Royalty Trust administrative expenses and (ii) reduce Royalty Trust indebtedness. The Royalty Trust had no indebtedness outstanding as of December 31, 2023. As of December 31, 2022, the Trustee has established a minimum cash reserve of $302,500. As a result, distributions will be made to Royalty Trust unitholders only when royalties received less administrative expenses incurred and repayment of any indebtedness exceeds the minimum cash reserve.

Commencing with the distribution to Royalty Trust unitholders in the first quarter of 2022, the Royalty Trust withheld $8,750 from the funds otherwise available for distribution each quarter through the first quarter of 2023, with the intent of gradually building a cash reserve of approximately $350,000. As no proceeds were available for distribution in the second, third or fourth quarters of 2023, the Royalty Trust did not withhold any funds for the cash reserve with respect to those periods. Unless another well is drilled on the onshore Highlander subject interest as discussed in “–The Royalty Trust” above, the Royalty Trust does not intend to withhold funds for the cash reserve, as the Royalty Trust does not expect to have any cash available to distribute to unitholders in future periods. This cash is reserved for the payment of future known, anticipated or contingent expenses or liabilities of the Royalty Trust. The Trustee may increase or decrease the targeted cash reserve amount at any time, and may increase or decrease the rate at which it is withholding funds to build the cash reserve at any time, without advance notice to the Royalty Trust unitholders. Cash held in reserve will be invested as required by the Royalty Trust Agreement. Any cash reserved in excess of the amount necessary to pay or provide for the payment of future known, anticipated or contingent expenses or liabilities eventually will be distributed to Royalty Trust unitholders, together with interest earned on the funds.

Distributable income totaled $197,331 and $1,842,816 for the years ended December 31, 2023 and 2022, respectively. These distributions are not necessarily indicative of future distributions. As previously disclosed, the sole well producing from the onshore Highlander subject interest experienced an operational issue on January 19, 2023, resulting in substantial amounts of water entering the well, which caused a shut in of the well before production resumed at significantly reduced levels. Following an evaluation by HOGA’s field operations team, HOGA determined that it would be necessary to commence operations to control the water production, in expectation of eventually initiating “kill” operations on the well. HOGA informed the Trustee that the well was shut in effective March 31, 2023 and production from the well has ceased. Since that time the well has flowed intermittently but not on a continuous basis. In October 2023, HOGA informed the Trustee that due to the underground flow of fluids into the wellbore, the well cannot be salvaged and must be plugged and abandoned. HOGA subsequently informed the Trustee that operations to permanently plug and abandon the well commenced in early March 2024. The onshore Highlander subject interest is the only subject interest that has established commercial production. Abandoning the well eliminated any production from the onshore Highlander subject interest, which also eliminated any proceeds to which the Royalty Trust would be entitled pursuant to its overriding royalty interests during the same period. Unless another well is drilled on the onshore Highlander subject interest, the Royalty Trust does not expect to receive any income attributable to its overriding royalty interests and accordingly, does not expect to have any cash available to distribute to Royalty Trust unitholders in future periods. HOGA has not informed the Trustee of any definitive plans to drill a new well on the Highlander subject interest. Neither the Trustee nor the Royalty Trust unitholders has any right to control or influence operations of the subject interest.

The Royalty Trust’s only other sources of liquidity are mandatory annual contributions, any loans and the required standby reserve account or letter of credit from FCX. As a result, any material adverse change in FCX’s or HOGA’s financial condition or results of operations could materially and adversely affect the Royalty Trust and the underlying Royalty Trust units. Royalty Trust unitholders that own their Royalty Trust units on the close of business on the record date for each calendar quarter will receive a pro-rata distribution of the amount of the cash available for distribution generally 10 business days after the quarterly record date.

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

The terms of the Royalty Trust Agreement require FCX or McMoRan to provide to the Royalty Trust such other information available to FCX or McMoRan concerning the overriding royalty interests and the subject interests burdened by the overriding royalty interests and related matters as may be necessary for the Royalty Trust to comply with its reporting obligations. In addition, the Royalty Trust Agreement requires FCX or McMoRan to provide to the Royalty Trust all information required to comply with the requirements of the Exchange Act (including a “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” relating to the Royalty Trust’s financial statements) and such further information as may be required or reasonably requested by the Trustee from time to time. In connection with the completion of the Highlander Sale, HOGA assumed all administrative and reporting responsibilities with respect to the Royalty Trust, including those described in Article III of the Royalty Trust Agreement.

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

Uncertificated Interests; Transfer Agent. The Royalty Trust units are uncertificated, and ownership of the Royalty Trust units is evidenced by entry of a notation in an ownership ledger maintained by the Trustee or a transfer agent designated by the Trustee. The transfer agent is Equiniti Trust Company, LLC. The Trustee may dismiss the transfer agent and designate a successor transfer agent at any time.

THE SUBJECT INTERESTS

The subject interests originally consisted of 20 specified Inboard Lower Tertiary/Cretaceous prospects (with target depths generally greater than 18,000 feet total vertical depth) located in the shallow waters of the Gulf of Mexico and onshore in South Louisiana. The offshore subject interests consisted of the following exploration prospects: (1) Barataria; (2) Barbosa; (3) Blackbeard East; (4) Blackbeard West; (5) Blackbeard West #3; (6) Bonnet; (7) Calico Jack; (8) Captain Blood; (9) Davy Jones; (10) Davy Jones West; (11) Drake; (12) England; (13) Hook; (14) Hurricane; (15) Lafitte; (16) Morgan; and (17) Queen Anne’s Revenge. The onshore subject interests consisted of (1) Highlander; (2) Lineham Creek; and (3) Tortuga.

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

On January 19, 2023, the sole well producing from the onshore Highlander subject interest experienced an operational issue, resulting in substantial amounts of water entering the well, which caused a shut in of the well before production resumed at significantly reduced levels. Following an evaluation by HOGA’s field operations team, HOGA determined that it would be necessary to commence operations to control the water production, in expectation of eventually initiating “kill” operations on the well. HOGA informed the Trustee that the well was shut in effective March 31, 2023 and production from the well has ceased. Since that time the well has flowed intermittently but not on a continuous basis. In October 2023, HOGA informed the Trustee that due to the underground flow of fluids into the wellbore, the well cannot be salvaged and must be plugged and abandoned. HOGA subsequently informed the Trustee that operations to permanently plug and abandon the well commenced in early March 2024.

The onshore Highlander subject interest is the only subject interest that has established commercial production. Abandoning the well eliminated any production from the onshore Highlander subject interest, which also eliminated any proceeds to which the Royalty Trust would be entitled pursuant to its overriding royalty interests during the same period. Unless another well is drilled on the onshore Highlander subject interest, the Royalty Trust does not expect to receive any income attributable to its overriding royalty interests and accordingly, does not expect to have any cash available to distribute to Royalty Trust unitholders in future periods. HOGA has not informed the Trustee of any definitive plans to drill a new well on the Highlander subject interest. Neither the Trustee nor the Royalty Trust unitholders has any right to control or influence operations of the subject interest.

Exploratory and Development Drilling. McMoRan and HOGA did not drill any exploration or development wells on the subject interests during the years ended December 31, 2023 and 2022. Additionally, there were no in-progress or suspended wells associated with the subject interests during the years ended December 31, 2023 and 2022.

Acreage. At December 31, 2023, HOGA owned interests in approximately 131 oil and gas leases onshore in South Louisiana, covering approximately 9,000 gross acres (6,476 acres net to HOGA’s interests) associated with the onshore Highlander subject interest. McMoRan has informed the Trustee that it has no plans to pursue, has relinquished, has allowed to expire or has sold all of its subject interests.

Natural Gas Reserves. In prior years, HOGA’s estimated proved reserves related to the onshore Highlander subject interest have been based upon reserve reports prepared by Netherland, Sewell & Associates, Inc. (NSAI), an independent petroleum engineering firm. Because the sole well on the onshore Highlander subject interest has been shut in, and a decision to abandon it was made in October 2023, there were no proved reserves related to the Highlander subject interest as of December 31, 2023. Accordingly, as Section 3.17 of the Royalty Trust Agreement only requires the preparation and delivery of a reserve report if there are quantifiable reserves attributable to the royalty interests as of December 31 of any year, NSAI has not provided a reserve report for the year ended December 31, 2023. NSAI prepared a letter stating there are no proved reserves associated with the onshore Highlander subject interest. A copy of NSAI’s letter is filed as an exhibit to this Form 10-K.

HOGA’s Vice President & General Manager is a Licensed Professional Engineer in the State of Texas and has over 35 years of technical experience in petroleum engineering and reservoir evaluation and analysis. This individual is the technical person primarily responsible for overseeing the internal reserves estimation process and providing the appropriate data to NSAI for the year-end natural gas reserves estimation process. When applicable, the preparation of proved natural gas reserve estimates related to the subject interest are completed in accordance with HOGA’s internal control procedures. These procedures, which are intended to ensure reliability of reserve estimations, include (i) the review and verification of historical production data, (ii) the review by HOGA’s management of annually reported proved reserves, including the review of significant reserve changes and new proved undeveloped reserves additions, if any, (iii) the verification of property ownership; and (iv) none of HOGA’s employee’s compensation being tied to the amount of reserves reported.

Production and Productive Well Interests. As of December 31, 2023, the only onshore Highlander subject interest that established commercial production, which began on February 25, 2015, was shut in. Prior to February 25, 2015, there had been no commercial production of hydrocarbons from any of the subject interests. Unless another well is drilled on the onshore Highlander subject interest, the Royalty Trust does not expect to receive any income attributable to its overriding royalty interests and accordingly, does not expect to have any cash available to distribute to Royalty Trust unitholders in future periods. HOGA has not informed the Trustee of any definitive plans to drill a new well on the Highlander subject interest. Neither the Trustee nor the Royalty Trust unitholders has any right to control or influence operations of the subject interest. During the year ended December 31, 2023, the Royalty Trust received royalties of $401,278 from HOGA related to 101,352 Mcf of natural gas production attributable to the onshore Highlander subject interest with average post-production costs of $0.67 per Mcf and an average receipt price of $4.63 per Mcf. During the year ended December 31, 2022, the Royalty Trust received royalties of $2,472,908 from HOGA and McMoRan related to 429,000 Mcf of natural gas production attributable to the onshore Highlander subject interest with average post-production costs of $0.43 per Mcf and an average receipt price of $6.19 per Mcf.

REGULATION

Although the Royalty Trust is not responsible for the activities, expenses, and obligations discussed in this section, such matters relate to HOGA’s activities with respect to the subject interests.

General. HOGA’s exploration, development and production activities are subject to federal, state and local laws and regulations governing exploration, development, production, environmental matters, occupational health and safety, taxes, labor standards and other matters. HOGA has obtained or timely applied for all material licenses, permits and other authorizations currently required for operations. Compliance is often burdensome, and failure to comply carries substantial penalties. The regulatory burden on the oil and gas industry increases the cost of doing business and affects profitability.

Exploration, Production and Development. Among other things, federal and state level regulation of HOGA’s operations mandate that operators obtain permits to drill wells and to meet bonding and insurance requirements in order to drill, own or operate wells. These regulations also control the location of wells, the method of drilling and casing wells, the restoration of properties upon which wells are drilled and the plugging and abandoning of wells. HOGA’s oil and natural gas operations are also subject to various conservation laws and regulations, which regulate the size of drilling units, the number of wells that may be drilled in a given area, the levels of production, and the unitization or pooling of oil and natural gas properties.

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

On February 5, 2019, McMoRan completed the Highlander Sale. The onshore Highlander subject interest was sold subject to the overriding royalty interest in future production held by the Royalty Trust. As a result of the Highlander Sale, HOGA has a 72 percent working interest and an approximate 48 percent net revenue interest in the onshore Highlander subject interest. The Royalty Trust continues to hold a 3.6 percent overriding royalty interest in the onshore Highlander subject interest. HOGA is the operator of the Highlander subject interests. McMoRan has informed the Trustee that it has no plans to pursue, has relinquished, has allowed to expire or has sold all of its subject interests. To the extent that HOGA does not fund the exploration and development of the onshore Highlander subject interest, Royalty Trust unitholders will not realize any additional value from their investment in the Royalty Trust units.

Environmental Matters. HOGA’s operations are subject to numerous laws relating to environmental protection. These laws impose substantial penalties for any pollution resulting from HOGA’s operations. The Trustee has been advised by HOGA that HOGA believes that its operations comply with applicable laws, including environmental laws, in all material respects.

Solid Waste. HOGA’s operations require the disposal of both hazardous and non-hazardous solid wastes that are subject to the requirements of the Federal Resource Conservation and Recovery Act (RCRA) and comparable state statutes. Drilling fluids, produced waters and other wastes associated with the exploration, production and/or development of oil and natural gas, including naturally occurring radioactive material, if properly handled, are currently excluded from regulation as hazardous wastes under RCRA and, instead, are regulated under RCRA’s less stringent non-hazardous waste requirements. While many exploration and production wastes are exempt from regulation as hazardous waste, these wastes are generally subject to non-hazardous waste regulation under RCRA and applicable state regulations. Many state governments have specific regulations and guidance for exploration and production wastes, including the wastes associated with hydraulic fracturing activities.

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

Air Emissions. The Clean Air Act (CAA), as amended, and comparable state laws and regulations restrict the emission of air pollutants from many sources and also impose various monitoring and reporting requirements. These laws and regulations may require HOGA to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, and to comply with stringent air permit or regulatory requirements or utilize specific equipment or technologies to control emissions.

The EPA has established pollution control standards for oil and gas sources under the CAA. In 2012 and 2016, the EPA adopted federal New Source Performance Standards (“NSPS”) that require the reduction of volatile organic compound and sulfur dioxide emissions from certain fractured and refractured natural gas wells for which well completion operations are conducted and further require that most wells use reduced emission completions, also known as “green completions.” These regulations also establish specific requirements regarding emissions from production-related wet seal and reciprocating compressors, pumps, and from pneumatic controllers and storage vessels, and for equipment leaks. These NSPS apply to sources that are newly constructed or modified after the rules’ applicability dates. More recently, in December 2023 the EPA adopted a final rule that will directly regulate volatile organic compound and methane emissions from oil and gas sources constructed or modified after December 2022 and will require reductions in both pollutants through its regulation of flaring, compressors, pumps, storage vessels, process controllers, well completions and liquids unloading, and equipment leaks. Additionally, the EPA for the first time adopted emissions guidelines that will apply to existing oil and gas sources and that require reductions in volatile organic compound and methane emissions that are largely equivalent to the requirements for new sources. The existing source emissions guidelines are to be implemented through state plans, with expected compliance dates for existing sources arriving in 2029.

The EPA is also charged with establishing National Ambient Air Quality Standards (NAAQS), the implementation of which can indirectly impact HOGA’s operations. The CAA directs the EPA to review each NAAQS every five years to ensure that the standards are protective of public health and welfare. This process routinely results in the tightening of those standards, and in October 2015, the EPA lowered the ozone NAAQS from 75 to 70 parts per billion. In December 2020, the EPA published a final rule that retained without revision the 2015 NAAQS ozone standard. More recently, however, in February 2024, the EPA has announced a final rule that will lower the annual standard for fine particulate matter from 12 micrograms per cubic meter to 9 micrograms per cubic meter. State or federal implementation of the revised NAAQs in the areas in which HOGA operates could result in increased costs for emission controls and requirements for additional monitoring and testing, as well as a more cumbersome permitting process. Failure to comply with air quality regulations may also result in administrative, civil, and/or criminal penalties for non-compliance.

Climate Change. The threat of climate change continues to attract considerable attention globally. In response to findings that emissions of carbon dioxide, methane and other greenhouse gases (GHGs) may present an endangerment to public health and the environment, the EPA has issued regulations to restrict emissions of greenhouse gases under existing provisions of the CAA. These regulations include limits on tailpipe emissions from motor vehicles, preconstruction and operating permit requirements for certain large stationary sources, and methane emissions standards for certain new, modified and reconstructed oil and gas sources — as well as the EPA’s recently adopted methane emissions guidelines for existing oil and gas sources. The EPA also has adopted rules requiring the reporting of GHG emissions from specified large greenhouse gas emission sources in the United States, as well as certain onshore oil and natural gas production facilities, on an annual basis. In addition, the EPA has recently proposed rules to implement the mandatory Waste Emissions Charge under the Inflation Reduction Act of 2022, which will charge a fee based on the methane emissions from applicable facilities in the oil and gas sector starting in 2024.

The Inflation Reduction Act of 2022 included new Clean Air Act section 136(c) directing EPA to collect the Waste Emissions Charge from facilities in the oil and gas sector that report more than 25,000 tons of carbon dioxide equivalent emissions in a calendar year. The charge will first apply to methane emissions from calendar year 2024. The charge is determined by comparing actual reported methane emissions to statutorily established “methane intensity figures” that are based on gas production or throughput, with a charge assessed for every ton of methane emissions that exceeds the facility’s allowable emissions based on the applicable methane intensity figure. The charge will be $900 per ton for 2024 emissions and will increase to $1,200 and then $1,500 per ton in subsequent years. The program includes key exemptions, most notably a regulatory compliance exemption that applies to and exempts the emissions from facilities that are subject to and in complete compliance with the EPA’s new or existing source methane requirements. The EPA proposed new rules to implement the Waste Emissions Charge program in January 2024.

Additional climate-related regulations have been passed by several states, and additional laws may be implemented at the federal, state, or local levels. Please see Part I, Item 1A. “Risk Factors” of this Form 10-K for further discussion of risks related to climate change and the regulation of methane emissions and GHGs.

Water. The Federal Clean Water Act (CWA) and analogous state laws impose restrictions and strict controls on the discharge of pollutants into “waters of the United States” and waters within the scope of state law, respectively. Pursuant to the CWA and applicable state laws, the discharge of pollutants to regulated waters is prohibited unless it is permitted by the EPA, an analogous state or tribal agency, or both. HOGA does not presently discharge pollutants associated with the exploration, development and production of oil and natural gas on the onshore Highlander subject interest into federal or state waters. HOGA operates under the Louisiana Pollutant Discharge Elimination System (LPDES) General Permit for Discharges from Oil & Gas Exploration, Development, and Production facilities Located within Coastal Waters of Louisiana (LAG330000) issued by the Louisiana Department of Environmental Quality in accordance with the National Pollutant Discharge Elimination System (NPDES) provisions of the CWA.

The discharge of dredge and fill material in regulated waters, including wetlands, is also prohibited, unless authorized by a permit issued under CWA Section 404 by the U.S. Army Corps of Engineers (USACE). CWA Section 401 provides that the applicant for a National Pollutant Discharge Elimination System permit to be issued by the EPA or a Section 404 permit to be issued by the USACE must seek a Section 401 water quality certification by applying to the state in which the discharge will occur for the state to determine if the discharge will comply with the state’s approved water quality program. In some instances, this process could result in delay in issuance of the permit, more stringent permit requirements, or denial of the permit.

How the EPA and the USACE define “waters of the United States” (WOTUS), which defines the extent of geographic jurisdiction under the CWA, can impact HOGA’s regulatory and permitting obligations under the CWA. In 2023, the EPA and the USACE issued a final rule (“2023 rule”) that was described by the EPA and the USACE as following the 1986 regulations as modified by subsequent U.S. Supreme Court decisions and guidance issued by the EPA and USACE interpreting the decisions. Shortly thereafter, the Supreme Court issued its decision in Sackett II which overturned a substantial portion of the basis for the 2023 Rule. The USACE and the EPA subsequently amended the 2023 rule, and excluded a number of types of wetlands and streams from CWA jurisdiction, but the rule is subject to litigation regarding the sufficiency of the agencies’ interpretation of the Sackett II decision. HOGA’s regulatory obligations and permitting costs will continue to be subject to remaining uncertainty around the definition of WOTUS and the scope of CWA regulation, given the ongoing litigation. To the extent that HOGA must obtain permits for the discharge of pollutants or for dredge and fill activities in wetland areas or other waters of the United States, HOGA could face increased costs and delays associated with obtaining such permits under the broader definition of WOTUS that expands the scope of CWA jurisdiction.

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

Endangered Species. The federal Endangered Species Act and similar state statutes impose regulations designed to ensure that endangered or threatened plant and animal species are not jeopardized, and their critical habitats are neither destroyed nor modified by federal action. These laws may restrict HOGA’s exploration, development, and production operations and impose civil or criminal penalties for noncompliance.

National Environmental Policy Act. The National Environmental Policy Act (NEPA) requires the federal government to undertake an environmental review prior to making a decision on most proposed federal actions – such as permits, leases, and rights-of-way. The Trump Administration significantly revised the regulations implementing NEPA in 2020 in an effort to make the review process more efficient and more narrowly tailored to the agency’s specific action. The Biden Administration undertook an initial revision to the NEPA regulations which were finalized in 2022, essentially reverting to the pre-2020 rule language for a few elements of the rules. In 2023, the Biden Administration issued a second proposed rule that would make significant changes to the Trump Administration regulations. The proposed rule is expected to be finalized in April of 2024. In addition, in early 2023 White House Council on Environmental Quality issued guidance to the federal agencies on how agencies should consider greenhouse gas emissions and climate impacts in the course of their reviews under NEPA. Although the Trump Administration regulations were never fully implemented, the Biden Administration changes may have a meaningful impact on federal reviews related to HOGA especially as those reviews relate to climate and environmental justice.

EMPLOYEES

The Royalty Trust is a passive entity and has no employees. All administrative functions of the Royalty Trust are performed by the Trustee and HOGA.

COMPETITION

The production and sale of oil and natural gas onshore in South Louisiana is highly competitive, particularly with respect to hiring and retention of technical personnel, the acquisition of leases, interests and other properties, and access to drilling rigs and other services in such areas. HOGA’s competitors in these areas include major integrated oil and gas companies and numerous independent oil and gas companies, individual producers and operators.

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

As a grantor trust, the Royalty Trust is not subject to tax at the Royalty Trust level. Rather, the Royalty Trust unitholders are considered to own and receive the Royalty Trust’s assets and income and are directly taxable thereon as though no trust were in existence. Under Treasury Regulations, the Royalty Trust is classified as a widely held fixed investment trust. Pursuant to a de minimis test provided for in the Treasury Regulations, the Royalty Trust is only required to report the amount of sales proceeds distributed to a Royalty Trust unitholder during the year with respect to a sale or disposition of a trust asset. In addition, the Treasury Regulations require the sharing of tax information among trustees and intermediaries that hold a trust interest on behalf of or for the account of a beneficial owner or any representative or agent of a trust interest holder of fixed investment trusts that are classified as widely held fixed investment trusts.

The widely held fixed investment trust reporting requirements provide for the dissemination of trust tax information by the trustee to intermediaries who are ultimately responsible for reporting the investor-specific information through Form 1099 to the investors and the IRS. Every trustee or intermediary that is required to file a Form 1099 for a Royalty Trust unitholder must furnish a written tax information statement that is in support of the amounts as reported on the applicable Form 1099 to the Royalty Trust unitholder. In compliance with the reporting requirements of the Treasury Regulations for non-mortgage widely held fixed investment trusts and the dissemination of Royalty Trust tax reporting information, the Trustee provides a generic tax information reporting booklet which is intended to be used only to assist Royalty Trust unitholders in the preparation of their 2023 U.S. federal and state income tax returns. This tax information booklet can be obtained at https://gultu.q4web.com/tax-information/default.aspx. Any generic tax information provided by the Trustee is intended to be used only to assist Royalty Trust unitholders in the preparation of their U.S. federal and state income tax returns.

If the Royalty Trust were classified as a business entity, it would be taxable as a partnership unless it failed to meet certain qualifying income tests applicable to “publicly traded partnerships.” The income of the Royalty Trust is expected to meet such qualifying income tests. As a result, even if the Royalty Trust were considered to be a publicly traded partnership it should not be taxable as a corporation. The principal tax consequence of the Royalty Trust’s possible categorization as a partnership rather than a grantor trust is that all Royalty Trust unitholders would be required to report their share of taxable income from the Royalty Trust on the accrual method of accounting regardless of their own method of accounting. As a result, the Royalty Trust’s tax reporting requirements would be more complex and costlier to implement and maintain, and any distributions to Royalty Trust unitholders could be reduced as a result.

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

Individual Royalty Trust unitholders who are required to file Louisiana individual income tax returns and pay Louisiana individual income tax on all or a portion of their proportionate shares of any Royalty Trust income may be subject to penalties for failure to comply with such requirements. For the year ended December 31, 2023, the highest marginal rates for the payment of Louisiana income taxes are 4.25% for individuals, trusts and estates, and 7.5% for corporations. Individual taxpayers are allowed a deduction for depletion in Louisiana. The depletion allowance available under Louisiana law is 22% of the gross income from an applicable mineral property during the tax year. Louisiana currently does not require the Royalty Trust to withhold Louisiana individual income taxes from distributions made to non-resident Royalty Trust unitholders if the Royalty Trust is treated as a grantor trust for U.S. federal income tax purposes. Individual Royalty Trust unitholders who are legal residents of a state other than Louisiana may be subject to state and local individual income taxes, if any, in their states of residence on their receipt of any income from the Royalty Trust.

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

On January 19, 2023, the sole well producing from the onshore Highlander subject interest experienced an operational issue, resulting in substantial amounts of water entering the well, which caused a shut in of the well before production resumed at significantly reduced levels. Following an evaluation by HOGA’s field operations team, HOGA determined that it would be necessary to commence operations to control the water production, in expectation of eventually initiating “kill” operations on the well. HOGA informed the Trustee that the well was shut in effective March 31, 2023 and production from the well has ceased. Since that time the well has flowed intermittently but not on a continuous basis. In October 2023, HOGA informed the Trustee that due to the underground flow of fluids into the wellbore, the well cannot be salvaged and must be plugged and abandoned. HOGA subsequently informed the Trustee that operations to permanently plug and abandon the well commenced in early March 2024.

The onshore Highlander subject interest is the only subject interest that has established commercial production. Abandoning the well eliminated any production from the onshore Highlander subject interest, which also eliminated any proceeds to which the Royalty Trust would be entitled pursuant to its overriding royalty interests. Unless another well is drilled on the onshore Highlander subject interest, the Royalty Trust does not expect to receive any income attributable to its overriding royalty interests and accordingly, does not expect to have any cash available to distribute to Royalty Trust unitholders in future periods. HOGA has not informed the Trustee of any definitive plans to drill another well on the Highlander subject interest. Neither the Trustee nor the Royalty Trust unitholders has any right to control or influence operations of the subject interest.

The value of the Royalty Trust units is uncertain.

The Royalty Trust’s only assets and sources of income are the overriding royalty interests burdening the subject interests. The overriding royalty interests entitle the Royalty Trust to receive a portion of the proceeds derived from the sale of hydrocarbons associated with the subject interests, if any. Other than the onshore Highlander subject interest, whose well began commercial production on February 25, 2015, the subject interests remain “exploration concepts.” As McMoRan reported to the Trustee, McMoRan has no plans to pursue, has relinquished, has allowed to expire or has sold all of its subject interests.

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

The Royalty Trust has no control over the operations of the subject interests, which are necessary to generate any royalties to be distributed to the Royalty Trust unitholders. In addition, any royalties received by the Royalty Trust must first be used to (i) satisfy Royalty Trust administrative expenses and (ii) reduce Royalty Trust indebtedness. Lastly, the Trustee has established a minimum cash reserve of $302,500 as of December 31, 2023. As a result, distributions will be made to Royalty Trust unitholders only when royalties received less administrative expenses incurred and repayment of all indebtedness exceeds the minimum cash reserve.

Although distributions were paid to Royalty Trust unitholders in 2021, 2022 and the first quarter of 2023, distributions may not necessarily be made in the future. As a result of the abandonment of the sole well producing on the Highlander subject interest, the Royalty Trust does not expect to receive any income attributable to its overriding royalty interests and accordingly, does not expect to have any cash available to distribute to Royalty Trust unitholders in future periods, unless another well is drilled on the Highlander subject interest. The Royalty Trust’s only other sources of liquidity are mandatory annual contributions, any loans and the required standby reserve account or letter of credit from FCX. As a result, any material adverse change in FCX’s or HOGA’s financial condition or results of operations could materially and adversely affect the Royalty Trust and the Royalty Trust units.

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

Natural gas prices fluctuate widely in response to relatively minor changes in supply, market uncertainty and a variety of additional factors that are beyond the control of HOGA and the Royalty Trust. These factors include, among others:

●	regional, domestic and foreign supply of, and demand for, natural gas, as well as perceptions of supply of, and demand for, natural gas;

●	U.S. and worldwide political and economic conditions;

●	the armed conflicts between Russia and Ukraine and between Israel and Hamas and the potential destabilizing effects such conflicts may pose for the global natural gas markets;

●	the occurrence or threat of epidemic or pandemic diseases, such as the COVID-19 pandemic, or any government response to such occurrence or threat;

●	weather conditions and seasonal trends;

●	anticipated future prices of natural gas, alternative fuels and other commodities;

●	technological advances affecting energy consumption and energy supply;

●	the proximity, capacity, cost and availability of pipeline infrastructure, treating, transportation and refining capacity;

●	natural disasters and other acts of force majeure;

●	domestic and foreign governmental regulations and taxation;

●	energy conservation and environmental measures; and

●	the price and availability of alternative fuels.

These factors and the volatility of the energy markets make it extremely difficult to predict future natural gas price movements with any certainty. Commodity prices displayed dramatic volatility in 2020, when the COVID-19 pandemic and various governmental actions taken to mitigate the impact of COVID-19 resulted in an unprecedented decline in demand for oil and natural gas. The effects of the economic disruption caused by the governmental responses to the COVID-19 pandemic continued to be felt through 2023, in the form of lingering supply chain disruptions, higher inflation and higher interest rates, which affected supply and demand for oil and natural gas. Meanwhile, as strains or variants of COVID-19 resurge, or if other epidemic or pandemic diseases or other public health event were to occur, the negative impact to global demand for natural gas could be material.

During 2023, the New York Mercantile Exchange (NYMEX) natural gas price fluctuated from a low of $1.74 per MMBtu to a high of $3.78 per MMBtu. On March 7, 2024, the NYMEX natural gas price was $1.57 per MMBtu. Royalties that the Royalty Trust receives from its share of production will be reduced as a result of lower natural gas prices. As a result, future distributions from the Royalty Trust to its unitholders could be reduced or discontinued. In addition, lower oil and natural gas prices reduce the likelihood that the subject interests will be developed or that any oil or natural gas discovered will be economic to produce. The volatility of energy prices reduces the accuracy of estimates of future cash distributions to the Royalty Trust unitholders and could affect the value of the Royalty Trust units.

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

These risks include:

●	tropical storms and hurricanes, which are particularly common in South Louisiana during the summer and early fall of each year, and which can damage or completely destroy drilling, production and treatment facilities, which can result in the interruption or permanent cessation of production from associated wells;

●	flooding caused by heavy rain, which can result in the interruption or permanent cessation of production from associated wells;

●	extensive governmental regulation (including regulations that may, in certain circumstances, impose strict liability for pollution damage); and

●	interruption or termination of operations by governmental authorities based on environmental, safety or other considerations, including those relating to other operators and/or other geographical areas.

These exposures onshore in South Louisiana could have a material adverse effect on the onshore Highlander subject interest, on the Royalty Trust’s results of operations and financial condition, and on the market price of the Royalty Trust units.

Risks Related to Environmental Conditions

Climate change laws and regulations restricting emissions of greenhouse gases could result in increased operating costs and reduced demand for the oil and natural gas that HOGA produces while the physical effects of climate change could disrupt their production and cause it to incur significant costs in preparing for or responding to those effects.

The threat of climate change continues to attract considerable attention globally. In response to findings that emissions of carbon dioxide, methane and other greenhouse gases (“GHGs”) may present an endangerment to public health and the environment, the EPA has issued regulations to restrict emissions of greenhouse gases under existing provisions of the CAA. These regulations include limits on tailpipe emissions from motor vehicles, preconstruction and operating permit requirements for certain large stationary sources, and methane emissions standards for certain new, modified and reconstructed oil and gas sources — as well as the EPA’s recently-adopted methane emissions guidelines for existing oil and gas sources. The EPA also has adopted rules requiring the reporting of GHG emissions from specified large greenhouse gas emission sources in the United States, as well as certain onshore oil and natural gas production facilities, on an annual basis. In addition to this direct regulation of oil and gas sources, the EPA has recently proposed rules to implement the mandatory Waste Emissions Charge under the Inflation Reduction Act of 2022, which will charge a fee based on the methane emissions from applicable facilities in the oil and gas sector starting in 2024.

The EPA has established pollution control standards for oil and gas sources under the CAA. In 2012 and 2016, the EPA adopted federal New Source Performance Standards (“NSPS”) that require the reduction of volatile organic compound and sulfur dioxide emissions from certain fractured and refractured natural gas wells for which well completion operations are conducted and further require that most wells use reduced emission completions, also known as “green completions.” These regulations also establish specific requirements limiting emissions from production-related wet seal and reciprocating compressors, pumps, and from pneumatic controllers and storage vessels, and for equipment leaks. These NSPS apply to sources that are newly constructed or modified after the rules’ applicability dates. More recently, in December 2023 the EPA adopted a final rule that will directly regulate volatile organic compound and methane emissions from new oil and gas sources and will require further emissions reductions through its regulation of flaring, compressors, pumps, storage vessels, process controllers, well completions and liquids unloading, and equipment leaks. At the same time, the EPA adopted emissions guidelines that will apply to existing oil and gas sources and that require reductions in volatile organic compound and methane emissions that are largely equivalent to the requirements for new sources. The existing source emissions guidelines are to be implemented through state plans, with expected compliance dates for existing sources arriving in 2029.

The Inflation Reduction Act of 2022 included new Clean Air Act section 136(c) directing the EPA to collect the Waste Emissions Charge from facilities in the oil and gas sector that report more than 25,000 tons of carbon dioxide equivalent emissions in a calendar year. The charge will first apply to methane emissions from calendar year 2024. The charge is determined by comparing actual reported methane emissions to statutorily established “methane intensity figures” that are based on gas production or throughput, with a charge assessed for every ton of methane emissions that exceeds the facility’s allowable emissions based on the applicable methane intensity figure. The charge will be $900 per ton for 2024 emissions and will increase to $1,200 and then $1,500 per ton in subsequent years. The program includes key exemptions, most notably a regulatory compliance exemption that applies to and exempts the emissions from facilities that are subject to and in complete compliance with the EPA’s new or existing source methane requirements. The EPA proposed new rules to implement the Waste Emissions Charge program in January 2024.

Additionally, more than one-third of the states have begun taking actions to control and/or reduce emissions of GHGs, primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs. Although most of the state-level initiatives have to date focused on large sources of GHG emissions, such as coal-fired electric plants, it is possible that smaller sources of emissions could become subject to GHG emission limitations or allowance purchase requirements in the future. In addition, from time to time Congress has considered adopting legislation to reduce emissions of greenhouse gases. Any one of these climate change regulatory and legislative initiatives could have a material adverse effect on HOGA’s business, capital expenditures, financial condition and results of operations.

The adoption and implementation of regulations imposing reporting obligations on, or limiting emissions of GHGs from, HOGA’s equipment and operations could require HOGA to incur costs to reduce emissions of GHGs associated with its operations or could adversely affect demand for the natural gas it produces. Legislation or regulations that may be adopted to address climate change could also affect the markets for HOGA’s products by making its products more or less desirable than competing sources of energy. To the extent that its products are competing with higher GHG-emitting energy sources, HOGA’s products may become more desirable in the market with more stringent limitations on GHG emissions. To the extent that its products are competing with lower GHG-emitting energy, HOGA’s products may become less desirable in the market with more stringent limitations on greenhouse gas emissions. HOGA cannot predict with any certainty at this time how these possibilities may affect its operations.

In addition, new and emerging regulatory initiatives in the U.S. related to climate change could adversely affect the Royalty Trust. On March 6, 2024, the SEC issued a final rule regarding the enhancement and standardization of mandatory climate-related disclosures for investors. The final rule mandates extensive disclosure of climate-related data, risks, and opportunities, including financial impacts, physical and transition risks, related governance and strategy and greenhouse gas emissions, for certain public companies. Compliance with the final rule may result in increased legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly, and place strain on the personnel, systems and resources of HOGA or the Royalty Trust or both.

Finally, some scientists have theorized that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climatic events. If any such significant physical effects were to occur, they could have an adverse effect on HOGA’s assets and operations and cause HOGA to incur costs in preparing for and responding to them. Additionally, energy needs could increase or decrease as a result of extreme weather conditions, depending on the duration and magnitude of those conditions.

Risks Related to Ownership of the Royalty Trust Units

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

Meanwhile, an active market in the Royalty Trust units may not continue at present levels or increase in the future. In addition, securities that trade on the OTC Pink experience more volatility compared to securities that trade on a national securities exchange. This volatility may be caused by a variety of factors, including the lack of readily available price quotations, the absence of consistent administrative supervision of bid and ask quotations, lower trading volumes, and market conditions.

Because there is a limited public market for the Royalty Trust units, the market price and trading volume of the Royalty Trust units may be volatile.

The Royalty Trust unitholders may experience fluctuations in the market price and volume of the trading market for the Royalty Trust units for many reasons, including, without limitation:

●	as a result of other risk factors discussed in this Form 10-K;

●	the failure of the subject interests to produce hydrocarbons;

●	decisions by McMoRan or HOGA to delay or not to pursue the exploration or development of some or all of their respective subject interests;

●	reasons unrelated to operational performance, such as reports by industry analysts, investor perceptions, or announcements by competitors regarding their own performance;

●	legal or regulatory changes that could impact the business of McMoRan or HOGA; and

●	general economic, securities markets and industry conditions.

Fluctuations in the volume of the trading market may have a negative effect on the market price for the Royalty Trust units. Accordingly, Royalty Trust unitholders may not be able to realize a fair price when they determine to sell their Royalty Trust units or may have to hold them for a substantial period of time until the market for the Royalty Trust units improves, if it does at all. FCX has a call right with respect to the outstanding Royalty Trust units at $10 per Royalty Trust unit. This call right could impose a ceiling on the price of the Royalty Trust units. In addition, if the Royalty Trust units are then listed for trading or admitted for quotation on a national securities exchange or any quotation system and the volume-weighted average price per Royalty Trust unit is equal to $0.25 or less for the immediately preceding consecutive nine-month period, FCX may purchase all, but not less than all, of the outstanding Royalty Trust units at a price of $0.25 per Royalty Trust unit so long as FCX tenders payment within 30 days following the end of such nine-month period. See Part I, Items 1. and 2. “Business and Properties – The Royalty Trust – The Royalty Trust Agreement – FCX Call Rights” of this Form 10-K. In addition, Royalty Trust unitholders may incur brokerage charges in connection with the resale of the Royalty Trust units, which in some cases could exceed the proceeds realized by a holder from the resale of its Royalty Trust units.

“Penny Stock” rules may make buying or selling the Royalty Trust units difficult.

Trading in the Royalty Trust units is subject to material limitations as a consequence of regulations that limit the activities of broker-dealers effecting transactions in “penny stocks.” Pursuant to Rule 3a51-1 under the Exchange Act, the Royalty Trust units are a “penny stock” because (i) they are not listed on any national securities exchange, (ii) they have a market price of less than $5.00 per unit, and (iii) their issuer (the Trust) has net tangible assets less than $2,000,000 (if the issuer has been in business for at least three years) or $5,000,000 (if the issuer has been in business for less than three years). Rule 15g-9 promulgated under the Exchange Act imposes limitations upon trading activities on “penny stocks,” which makes selling the Royalty Trust units more difficult compared to selling securities that are not “penny stocks.” Rule 15a-9 restricts the solicitation of sales of “penny stocks” by broker-dealers unless the broker first (i) obtains from the purchaser information concerning his or her financial situation, investment experience, and investment objectives, (ii) reasonably determines that the purchaser has sufficient knowledge and experience in financial matters that the person is capable of evaluating the risks of investing in “penny stocks,” and (iii) delivers and receives back from the purchaser a manually signed written statement acknowledging the purchaser’s investment experience and financial sophistication.

Rules 15g-2 through 15g-6 promulgated under the Exchange Act require broker-dealers who engage in transactions in “penny stocks” first to provide their customers with a series of disclosures and documents, including (i) a standardized risk disclosure document identifying the risks inherent in investing in “penny stocks,” (ii) all compensation received by the broker-dealer in connection with the transaction, (iii) current quotation prices and other relevant market data, and (iv) monthly account statements reflecting the fair market value of the securities.

Any broker-dealer that initiates quotations for the Royalty Trust units might not continue to do so, and the loss of any such broker-dealer likely would have a material adverse effect on the market price of the Royalty Trust units.

FINRA sales practice requirements may also limit a Royalty Trust unitholder’s ability to buy and sell royalty trust units.

In addition to the “penny stock” rules described below, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives, and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy royalty trust units, which may limit Royalty Trust unitholders’ ability to buy and sell Royalty Trust units and have an adverse effect on the market for Royalty Trust units.

Because the Royalty Trust units are deemed a low-priced “penny stock,” it will be cumbersome for brokers and dealers to trade in the Royalty Trust units, making the market for the Royalty Trust units less liquid and negatively affecting the price of the Royalty Trust units. The Royalty Trust will be subject to certain provisions of the Exchange Act, commonly referred to as the “penny stock” rules as defined in Rule 3a51-1. A penny stock is generally defined to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Since the Royalty Trust units are deemed to be a penny stock, trading is subject to additional sales practice requirements of broker-dealers. These require a broker-dealer to:

●	Deliver to the customer, and obtain a written receipt for, a disclosure document;

●	Disclose certain price information about the stock;

●	Disclose the amount of compensation received by the broker-dealer or any associated person of the broker-dealer;

●	Send monthly statements to customers with market and price information about the penny stock; and

●	In some circumstances, approve the purchaser’s account under certain standards and deliver written statements to the customer with the information specified in the rules.

Consequently, penny stock rules and FINRA rules may restrict the ability or willingness of broker-dealers to trade and/or maintain a market in the Royalty Trust units. Also, prospective investors may not want to get involved with the additional administrative requirements, which may have a material adverse effect on the trading of the Royalty Trust units.

Risks Related to the Royalty Trust Structure

The Royalty Trust is dependent on FCX for funding unless royalty income from production on the onshore Highlander subject interest is sufficient to cover the Royalty Trust’s administrative expenses.

Pursuant to the Royalty Trust Agreement, FCX has agreed to pay annual trust expenses up to a maximum amount of $350,000, with no right of repayment or interest due, to the extent the Royalty Trust lacks sufficient funds to pay administrative expenses. On February 1, 2024, pursuant to this provision, FCX contributed approximately $166,000 for the payment of trust expenses incurred during the year ended December 31, 2023, and contributed the maximum of $350,000 for the payment of trust expenses incurred during the year ending December 31, 2024. No such contributions were made during the year ended December 31, 2022. In addition to such annual contributions, FCX has agreed to lend money, on an unsecured, interest-free basis, to the Royalty Trust to fund the Royalty Trust’s ordinary administrative expenses as set forth in the Royalty Trust Agreement. All funds the Trustee borrows to cover expenses or liabilities, whether from FCX or from any other source, must be repaid before the Royalty Trust unitholders will receive any distributions. No loans or repayments were made during the years ended December 31, 2023 and 2022.

Pursuant to the Royalty Trust Agreement, FCX agreed to provide and maintain a $1.0 million stand-by reserve account or an equivalent letter of credit for the benefit of the Royalty Trust to enable the Trustee to draw on such reserve account or letter of credit to pay obligations of the Royalty Trust if its funds are inadequate to pay its obligations at any time. Currently, with the consent of the Trustee, FCX may reduce the reserve account or substitute a letter of credit with a different face amount for the original letter of credit or any substitute letter of credit. In connection with this arrangement, FCX has provided $1.0 million in the form of a reserve fund cash account to the Royalty Trust. As of December 31, 2023, the Royalty Trust had not drawn any funds from the reserve account, and FCX had not requested a reduction of such reserve account. If FCX requested and the Royalty Trust consented to reduce the current $1.0 million reserve cash fund, the Royalty Trust’s ability to fund ongoing administrative expenses could be adversely affected.

Additionally, if any material adverse change in HOGA’s financial condition or results of operations causes HOGA to be unable to fund the exploration and development of the onshore Highlander subject interest, or if for any other reason sufficient production from the onshore Highlander subject interest is not reestablished and maintained in commercial quantities, Royalty Trust unitholders will not realize any additional value from their investment in the Royalty Trust units.

FCX and HOGA’s interests and the interests of the Royalty Trust unitholders may not always be aligned.

FCX’s interests and the interests of the Royalty Trust unitholders are not completely aligned. McMoRan has informed the Trustee that it has no plans to pursue, has relinquished, has allowed to expire or has sold all of its subject interests.

HOGA’s interests and the interests of the Royalty Trust unitholders are not completely aligned. For example, in setting budgets for development and production expenditures for HOGA’s properties, including the onshore Highlander subject interest, HOGA may make decisions that could adversely affect future production from the onshore Highlander subject interest, including a decision not to drill another well on the Highlander subject interest.

McMoRan or HOGA may at any time transfer all or part of the subject interests and will not have control or influence over the activities related to the subject interests it does not operate.

McMoRan or HOGA may at any time transfer all or part of the subject interests. The Royalty Trust unitholders are not entitled to vote on any transfer, and the Royalty Trust will not receive any proceeds from the transfer of the subject interests. Following any such transfer, the subject interests would continue to be subject to the overriding royalty interests, but the net proceeds from the transferred subject interests would be calculated separately and paid by the transferee. Unless McMoRan or HOGA and the transferee agree otherwise, the transferee would be responsible for all of McMoRan and HOGA’s obligations relating to the overriding royalty interests on the portion of the subject interests transferred, and McMoRan and HOGA would have no continuing obligation to the Royalty Trust for those subject interests. Any purchaser could have a weaker financial position and/or be less experienced in natural gas development and production than McMoRan or HOGA.

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

At December 31, 2023, the Royalty Trust had 230,172,696 Royalty Trust units outstanding. In connection with the Highlander Sale on February 5, 2019, McMoRan assigned 31,143,150 Royalty Trust units to HOGA and retained 31,143,149 Royalty Trust units. FCX and HOGA each hold 13.5% of the outstanding Royalty Trust units. FCX or HOGA may sell Royalty Trust units in the public or private markets. Any such sales may have a material adverse effect on the trading price of the Royalty Trust units. A small number of other Royalty Trust unitholders also hold significant percentages of the outstanding Royalty Trust units, and sales by such holders also may have a material adverse effect on the trading price of the Royalty Trust units. See Part III, Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Royalty Trust Unitholder Matters” of this Form 10-K.

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

Financial information of the Royalty Trust is not prepared in accordance with GAAP.

The financial statements of the Royalty Trust are prepared on a modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States, or GAAP. Although this basis of accounting is permitted for royalty trusts by the SEC, the financial statements of the Royalty Trust differ from GAAP financial statements because revenues are not accrued in the month of production and cash reserves may be established for specified contingencies and deducted which could not be accrued in GAAP financial statements.

The Royalty Trust is a smaller reporting company and benefits from certain reduced governance and disclosure requirements, including that the Royalty Trust’s independent registered public accounting firm is not required to, nor were they engaged to, attest to the effectiveness of the Royalty Trust’s internal control over financial reporting. The Royalty Trust cannot be certain if the omission of reduced disclosure requirements applicable to smaller reporting companies will make the Royalty Trust units less attractive to investors.

Currently, the Royalty Trust is a “smaller reporting company,” meaning that the outstanding Royalty Trust units held by nonaffiliates had a value of less than $250 million at the end of the Royalty Trust’s most recently completed second fiscal quarter. As a smaller reporting company, the Royalty Trust is not required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, meaning the Royalty Trust’s auditors are not required to attest to the effectiveness of the Trust’s internal control over financial reporting. As a result, investors and others may be less comfortable with the effectiveness of the Royalty Trust’s internal controls and the risk that material weaknesses or other deficiencies in internal controls go undetected may increase. In addition, as a smaller reporting company, the Royalty Trust takes advantage of its ability to provide certain other less comprehensive disclosures in its SEC filings, including, among other things, providing only two years of audited financial statements in annual reports. Consequently, it may be more challenging for investors to analyze the Royalty Trust’s results of operations and financial prospects, as the information the Royalty Trust provides to Royalty Trust unitholders may be different from what one might receive from other public companies in which one holds shares. As a smaller reporting company, the Royalty Trust is not required to provide this information.

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

If the Royalty Trust were not treated as a grantor trust for U.S. federal income tax purposes, the Royalty Trust should be treated as a partnership for such purposes. Although the Royalty Trust would not become subject to U.S. federal income taxation at the entity level as a result of treatment as a partnership, and items of income, gain, loss and deduction would flow through to the Royalty Trust unitholders, the Royalty Trust’s tax reporting requirements would be more complex and costlier to implement and maintain, and any distributions to Royalty Trust unitholders could be reduced as a result.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

The Royalty Trust has no directors or executive officers. The affairs of the Royalty Trust are managed by the Trustee. The Royalty Trust falls under the cybersecurity program of The Bank of New York Mellon Corporation (BNY Mellon), the parent corporation of The Bank of New York Mellon Trust Company, N.A. As further described in its 2023 Annual Report, BNY Mellon maintains a broad range of defenses aimed at remaining abreast of and responding to evolving cybersecurity threats impacting it, its operations, its clients, its third-party service providers and the broader financial services sector.

Risk Management Strategy and Procedures

BNY Mellon has implemented policies and procedures designed to detect, prevent and respond to malicious and accidental disruptions to the delivery of critical technology services. BNY Mellon’s cybersecurity strategy and procedures are embedded in its Three Lines of Defense model.

As part of its first line of defense, BNY Mellon maintains a dedicated Information Security Division (ISD), led by the Chief Information Security Officer (the CISO), that is responsible for the day-to-day management of risks from cybersecurity threats. ISD’s responsibilities include cyber threat intelligence, incident response and other cybersecurity operations aimed at enabling BNY Mellon to identify, assess and manage existing and emerging cybersecurity threats. ISD monitors for potential threats and communicates relevant risks to the CISO and other members of executive management. Additionally, ISD maintains a cybersecurity incident response and reporting process pursuant to which cybersecurity incidents are classified according to their severity based upon an assessment of multiple factors. Certain cybersecurity incidents may activate enterprise-wide resiliency processes, which include, among other things, escalation through the management and Board committee structures described below. BNY Mellon also has standing arrangements with third parties to assist BNY Mellon in identifying, assessing and managing cybersecurity threats, including in connection with risk assessments, penetration testing, legal advice and other aspects of BNY Mellon’s cybersecurity risk management and incident response processes.

BNY Mellon has a defined third-party governance framework to help manage the risk posed to it by the use of third-party service providers. BNY Mellon evaluates the risk posed by third-party service engagements based on multiple factors. BNY Mellon has protocols that seek to mitigate cybersecurity risks associated with third-party service providers based on the risk level assigned to such third party, which may include mandatory contractual obligations or the implementation of additional controls by BNY Mellon and/or the applicable service provider.

ISD is subject to ongoing review and challenge from Technology Risk Management, which is a part of the independent second line of defense risk function. Technology Risk Management, together with the broader Risk & Compliance group, is responsible for and manages BNY Mellon’s risk management framework and establishes guidance for ISD and management designed to help identify, assess and manage cybersecurity risk.

BNY Mellon’s Internal Audit function serves as the third line of defense and provides an independent view on how effectively the organization as a whole manages cybersecurity risk.

Risk Management Oversight and Governance

BNY Mellon’s management is responsible for assessing and managing BNY Mellon’s material risks from cybersecurity threats with oversight provided by its Board of Directors (the Board) and the Board committees. The Risk Committee of the Board has primary responsibility for oversight of the overall operation of BNY Mellon’s risk management framework, including policies and practices addressing cybersecurity risk, and is responsible for the oversight of the second line of defense with respect to its cybersecurity risk management responsibilities. The Technology Committee of the Board and the full Board regularly receive reports and briefings from management concerning cybersecurity matters, including any significant changes to BNY Mellon’s cybersecurity program. BNY Mellon also has protocols for escalating cybersecurity threats and incidents to the Technology Committee of the Board and the full Board. In addition, the Audit Committee of the Board monitors and oversees the performance of Internal Audit, including with respect to its cybersecurity risk management responsibilities.

At the management level, BNY Mellon’s Technology Oversight Committee, which is the senior management committee responsible for the governance and oversight of BNY Mellon’s significant technology projects and initiatives, reviews reports from management concerning ISD and is responsible for, among other things, escalating issues, including significant cybersecurity threats and incidents, to the Technology Committee of the Board. The Technology Oversight Committee is chaired by the Chief Information Officer (the CIO) and its members include the CISO.

BNY Mellon’s Technology Risk Committee is responsible for, among other things, overseeing and reviewing significant cybersecurity incidents. The Technology Risk Committee receives reports from management and has protocols for escalating certain issues and risks to the Senior Risk and Control Committee and the Risk Committee of the Board. The Technology Risk Committee is co-chaired by the Head of Technology Risk and Control and the Chief Technology Risk Officer, and the CISO is a member.

BNY Mellon’s CIO, CISO and Chief Technology Risk Officer each have extensive experience in assessing and managing risks from cybersecurity threats. BNY Mellon’s CISO joined BNY Mellon in 2022 and previously served as head of information security at a Fortune 500 biopharmaceutical company and an information technology company, as well as the Global Chief Technology Officer at a large cybersecurity company. BNY Mellon’s CIO has served in that position since 2017 and previously held roles as Chief Information Officer, Chief Technology Officer, and numerous other technology management positions at other large financial institutions. BNY Mellon’s Chief Technology Risk Officer joined BNY Mellon in 2021 and previously served as Global Head of Technology Risk Management, Chief Information Security Officer, Global Head of Cyber Risk and Operational Resilience and Chief Risk Officer for Technology and Operations at other large financial institutions.

Item 3. Legal Proceedings

There are currently no pending legal proceedings to which the Royalty Trust is a party.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Royalty Trust Units, Related Royalty Trust Unitholder Matters and Issuer Purchases of Royalty Trust Units

The Royalty Trust units are quoted on the OTC Pink tier of the over-the-counter, or OTC, markets under the symbol “GULTU.” For information regarding the OTC Pink and fluctuations in the market price and trading volume of the Royalty Trust units, see Part I, Item 1A. “Risk Factors – There is a limited public market for the Royalty Trust units, which could affect the market price, trading volume, liquidity and resale price of the Royalty Trust units” of this Form 10-K.

The following table shows the high and low sales/bid prices, as applicable, per Royalty Trust unit as reported on the OTC Pink for the periods indicated. Quotations on the OTC Pink reflect bid and ask quotations, may reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions.

	2023		2022
	High	Low	High	Low
First Quarter	$0.05	$0.01	$0.05	$0.01
Second Quarter	0.02	0.01	0.09	0.03
Third Quarter	0.02	0.01	0.06	0.04
Fourth Quarter	$0.02	$0.01	$0.05	$0.02

As of March 20, 2024, there were 230,172,696 Royalty Trust units outstanding and 4,387 Royalty Trust unitholders of record.

Recent Sales of Unregistered Securities and Royalty Trust Unitholder Matters

There were no equity securities sold by the Royalty Trust during the year ended December 31, 2023. At December 31, 2023, the Royalty Trust had 230,172,696 Royalty Trust units outstanding.

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

The Royalty Trust was created to hold a 5% gross overriding royalty interest (collectively, the overriding royalty interests) in future production from each of McMoRan’s Inboard Lower Tertiary/Cretaceous exploration prospects located in the shallow waters of the Gulf of Mexico and onshore in South Louisiana that existed as of December 5, 2012, the date of the merger agreement (collectively, the subject interests). The subject interests were “carved out” of the mineral interests acquired by FCX pursuant to the merger and were not considered part of FCX’s purchase consideration of MMR. McMoRan has informed the Trustee that it has no plans to pursue, has relinquished, has allowed to expire or has sold all of its subject interests.

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

For information regarding the OTC Pink, see Part I, Item IA. “Risk Factors – There is a limited public market for the Royalty Trust units, which could affect the market price, trading volume and resale price of the Royalty Trust units” of this Form 10-K.

OPERATIONAL ACTIVITIES

Status of the Onshore Highlander Subject Interest

On January 19, 2023, the sole well producing from the onshore Highlander subject interest experienced an operational issue, resulting in substantial amounts of water entering the well, which caused a shut in of the well before production resumed at significantly reduced levels. Following an evaluation by HOGA’s field operations team, HOGA determined that it would be necessary to commence operations to control the water production, in expectation of eventually initiating “kill” operations on the well. HOGA informed the Trustee that the well was shut in effective March 31, 2023 and production from the well has ceased. Since that time the well has flowed intermittently but not on a continuous basis. In October 2023, HOGA informed the Trustee that due to the underground flow of fluids into the wellbore, the well cannot be salvaged and must be plugged and abandoned. HOGA subsequently informed the Trustee that operations to permanently plug and abandon the well commenced in early March 2024.

The onshore Highlander subject interest is the only subject interest that has established commercial production. Abandoning the well eliminated any production from the onshore Highlander subject interest, which also eliminated any proceeds to which the Royalty Trust would be entitled pursuant to its overriding royalty interests during the same period. Unless another well is drilled on the onshore Highlander subject interest, the Royalty Trust does not expect to receive any income attributable to its overriding royalty interests and accordingly, does not expect to have any cash available to distribute to Royalty Trust unitholders in future periods. HOGA has not informed the Trustee of any definitive plans to drill a new well on the Highlander subject interest. Neither the Trustee nor the Royalty Trust unitholders has any right to control or influence operations of the subject interest.

Oil and Gas Activities

For additional information regarding McMoRan’s and HOGA’s current oil and gas activities in relation to the subject interests, see Part I, Items 1. and 2. “Business and Properties – The Subject Interests – Exploratory and Development Drilling” and Part I, Item 1A. “Risk Factors” of this Form 10-K.

Production

For information regarding McMoRan’s and HOGA’s production, see “Results of Operations” in this section of this Form 10-K.

Acreage Position

For information regarding McMoRan’s and HOGA’s acreage position, see Part I, Items 1. and 2. “Business and Properties – The Subject Interests – Acreage” of this Form 10-K.

RESULTS OF OPERATIONS

Royalty Income. The onshore Highlander subject interest began commercial production on February 25, 2015. Prior to this date there had been no commercial production of hydrocarbons from any of the subject interests. During the year ended December 31, 2023, the Royalty Trust received royalties of $401,278 from HOGA related to 101,352 Mcf of natural gas production attributable to the onshore Highlander subject interest with average post-production costs of $0.67 per Mcf and an average receipt price of $4.63 per Mcf. During the year ended December 31, 2022, the Royalty Trust received royalties of $2,472,908 from McMoRan and HOGA related to 429,000 Mcf of natural gas production attributable to the onshore Highlander subject interest with average post-production costs of $0.43 per Mcf and an average receipt price of $6.19 per Mcf. Royalty income was lower during the year ended December 31, 2023, as compared to the year ended December 31, 2022 due to significantly decreased production due to the operational issues of the well and lower natural gas prices.

Administrative Expenses. For the years ended December 31, 2023 and 2022, the Royalty Trust paid administrative expenses of $469,822 and $604,361, respectively. Administrative expenses, which consisted primarily of audit, legal and trustee expenses incurred in connection with the administration of the Royalty Trust, were lower in 2023 as compared to 2022 due to no administrative fees being paid in the fourth quarter of 2023.

LIQUIDITY AND CAPITAL RESOURCES

Pursuant to the Royalty Trust Agreement, FCX has agreed to pay annual trust expenses up to $350,000, with no right of repayment or interest due, to the extent the Royalty Trust lacks sufficient funds to pay administrative expenses. On February 1, 2024, pursuant to this provision, FCX contributed approximately $166,000 for the payment of trust expenses incurred during the year ended December 31, 2023, and contributed the maximum of $350,000 for the payment of trust expenses incurred during the year ending December 31, 2024. No such contributions were made during the year ended December 31, 2022. In addition to such annual contributions, FCX has agreed to lend money, on an unsecured, interest-free basis, to the Royalty Trust to fund the Royalty Trust’s ordinary administrative expenses as set forth in the Royalty Trust Agreement. All funds the Trustee borrows to cover expenses or liabilities, whether from FCX or from any other source, must be repaid before the Royalty Trust unitholders will receive any distributions. No loans or repayments were made during the years ended December 31, 2023 or 2022. To the extent annual trust expenses exceed $350,000, the Royalty Trust may be required to borrow funds from FCX.

Pursuant to the Royalty Trust Agreement, FCX also agreed to provide and maintain a $1.0 million stand-by reserve account or an equivalent letter of credit for the benefit of the Royalty Trust to enable the Trustee to draw on such reserve account or letter of credit to pay obligations of the Royalty Trust if its funds are inadequate to pay its obligations at any time. Currently, with the consent of the Trustee, FCX may reduce the reserve account or substitute a letter of credit with a different face amount for the original letter of credit or any substitute letter of credit. In connection with this arrangement, FCX has provided $1.0 million in the form of a reserve fund cash account to the Royalty Trust. As of December 31, 2023, the Royalty Trust had not drawn any funds from the reserve account, and FCX had not requested a reduction of such reserve account.

In connection with the completion of the Highlander Sale, HOGA assumed all administrative and reporting responsibilities with respect to the Royalty Trust, including those described in Article III of the Royalty Trust Agreement.

Royalties are paid to the Royalty Trust on the last day of the month following the month in which production payments are received by McMoRan or HOGA in accordance with the terms of the master conveyance. In accordance with the master conveyance, the Royalty Trust received royalties from HOGA of $401,278 and $2,472,908 during the years ended December 31, 2023 and 2022, respectively, due to production from the onshore Highlander subject interest.

Royalties received by the Royalty Trust must first be used to (i) satisfy Royalty Trust administrative expenses and (ii) reduce Royalty Trust indebtedness. The Royalty Trust had no indebtedness outstanding as of December 31, 2023. As of December 31, 2023, the Trustee has established a minimum cash reserve of $302,500. As a result, distributions will be made to Royalty Trust unitholders only when royalties received less administrative expenses incurred and repayment of any indebtedness exceeds the minimum cash reserve.

Commencing with the distribution to Royalty Trust unitholders in the first quarter of 2022, the Royalty Trust withheld $8,750 from the funds otherwise available for distribution each quarter through the first quarter of 2023, with the intent of gradually building a cash reserve of approximately $350,000. As no proceeds were available for distribution in the second, third or fourth quarters of 2023, the Royalty Trust did not withhold any funds for the cash reserve with respect to those periods. Unless another well is drilled on the onshore Highlander subject interest as discussed in “Operational Activities – Status of the Onshore Highlander Subject Interest” above, the Royalty Trust does not intend to withhold funds for the cash reserve as the Royalty Trust does not expect to have any cash available to distribute to Royalty Trust unitholders in future periods. This cash is reserved for the payment of future known, anticipated or contingent expenses or liabilities of the Royalty Trust. The Trustee may increase or decrease the targeted cash reserve amount at any time, and may increase or decrease the rate at which it is withholding funds to build the cash reserve at any time, without advance notice to the Royalty Trust unitholders. Cash held in reserve will be invested as required by the Royalty Trust Agreement. Any cash reserved in excess of the amount necessary to pay or provide for the payment of future known, anticipated or contingent expenses or liabilities eventually will be distributed to Royalty Trust unitholders, together with interest earned on the funds.

Distributable income totaled $197,331 and $1,842,816 for the years ended December 31, 2023 and 2022, respectively. These distributions are not necessarily indicative of future distributions. The Royalty Trust’s only other sources of liquidity are mandatory annual contributions, any loans and the required standby reserve account or letter of credit from FCX. As a result, any material adverse change in FCX’s, McMoRan’s or HOGA’s financial condition or results of operations could materially and adversely affect the Royalty Trust and the underlying Royalty Trust units. See Part I, Item 1A. “Risk Factors” of this Form 10-K for more information.

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

The Royalty Trust evaluates the carrying values of the overriding royalty interests in the subject interests for impairment if conditions indicate that potential uncertainty exists regarding the Royalty Trust’s ability to recover its recorded amounts related to the overriding royalty interests. Indications of potential impairment with respect to the overriding royalty interests can include, among other things, subject interest lease expirations, reductions in estimated reserve quantities or resource potential, changes in estimated future oil and gas prices, exploration costs, and/or drilling plans, and other matters that arise that could negatively impact the carrying values of the overriding royalty interests. If an impairment event occurs and it is determined that the carrying value of the Royalty Trust’s overriding royalty interests in the subject interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the overriding royalty interests in the subject interests exceeds the fair value of these assets, which would be measured by discounting projected cash flows. The related impairment amounts are recorded as a reduction to the overriding royalty interests with an offsetting reduction to the Trust Corpus in the period such impairment is determined, see Note 3 in the Notes to Financial Statements located in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K. The Royalty Trust fully impaired the carrying value of the onshore Highlander subject interest by $308,071 during the year ended December 31, 2023. Unless another well is drilled on the onshore Highlander subject interest, the Royalty Trust does not expect to receive any income attributable to its overriding royalty interests. Therefore, the Royalty Trust recognized the remaining carrying value of the onshore Highlander subject interest as of March 31, 2023 as an impairment loss.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE TRUSTEE AND HOLDERS OF ROYALTY TRUST UNITS

OF GULF COAST ULTRA DEEP ROYALTY TRUST:

Opinion on the Financial Statements

We have audited the accompanying statements of assets, liabilities and trust corpus of Gulf Coast Ultra Deep Royalty Trust (the Royalty Trust) as of December 31, 2023 and 2022, the related statements of distributable income and changes in trust corpus for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the assets, liabilities and trust corpus of the Royalty Trust at December 31, 2023 and 2022, and the distributable income for each of the two years in the period ended December 31, 2023, in conformity with modified cash basis of accounting described in Note 1.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Royalty Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Royalty Trust’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by the Trustee, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

/s/ Ernst & Young LLP

We have served as the Royalty Trust’s auditor since 2013.

Fort Worth, Texas

March 28, 2024

GULF COAST ULTRA DEEP ROYALTY TRUST

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	December 31,
	2023	2022
ASSETS
Operating cash	$43,741	$915,643
Reserve fund cash and short-term investments	1,116,460	1,065,351
Overriding royalty interests in subject interests, net	-	329,851
Total assets	$1,160,201	$2,310,845

LIABILITIES AND TRUST CORPUS
Reserve fund liability	$1,116,460	$1,065,351
Trust corpus (230,172,696 Royalty Trust units authorized, issued and outstanding as of December 31, 2023 and 2022)	43,741	1,245,494
Total liabilities and trust corpus	$1,160,201	$2,310,845

The accompanying notes are an integral part of these financial statements.

GULF COAST ULTRA DEEP ROYALTY TRUST

STATEMENTS OF DISTRIBUTABLE INCOME

	Years Ended December 31,
	2023	2022

Royalty income	$401,278	$2,472,908
Interest income and other	15,866	9,269
Administrative expenses	(469,821)	(604,361)
Income in excess of administrative expenses (administrative expenses in excess of income)	$(52,677)	$1,877,816

Distributable income	$197,331	$1,842,816

Distributable income per Royalty Trust unit	$0.000857	$0.008006
Royalty Trust units outstanding at end of year	230,172,696	230,172,696

The accompanying notes are an integral part of these financial statements.

GULF COAST ULTRA DEEP ROYALTY TRUST

STATEMENTS OF CHANGES IN TRUST CORPUS

	Years Ended December 31,
	2023	2022

Trust corpus, beginning of period	$1,245,494	$1,219,756
Amortization of overriding royalty interests in subject interests	(21,780)	(133,457)
Impairment of subject interests	(308,071)
Income in excess of administrative expenses (administrative expenses in excess of income)	(52,677)	1,877,816
Distributions paid	(819,225)	(1,718,621)
Trust corpus, end of period	$43,741	$1,245,494

The accompanying notes are an integral part of these financial statements.

GULF COAST ULTRA DEEP ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS

1 .. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Royalty Trust’s operating cash and reserve fund cash amounts represent deposits in highly liquid short-term U.S. Treasury money market funds. The Royalty Trust’s reserve fund short-term investments include U.S. treasury securities with maturities of three months to one year and are recorded at cost in accordance with the modified cash basis of accounting.

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

The Royalty Trust evaluates the carrying values of the overriding royalty interests in the subject interests for impairment if conditions indicate that potential uncertainty exists regarding the Royalty Trust’s ability to recover its recorded amounts related to the overriding royalty interests. Indications of potential impairment with respect to the overriding royalty interests can include, among other things, subject interest lease expirations, reductions in estimated reserve quantities or resource potential, changes in estimated future oil and natural gas prices, exploration costs, and/or drilling plans, and other matters that arise that could negatively impact the carrying values of the overriding royalty interests. If an impairment event occurs and it is determined that the carrying value of the Royalty Trust’s overriding royalty interests in the subject interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the overriding royalty interests in the subject interests exceeds the fair value of these assets, which would be measured by discounting projected cash flows. The related impairment amounts are recorded as a reduction to the overriding royalty interest with an offsetting reduction to the Trust Corpus in the period such impairment is determined. Fair value accounting guidance includes a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 inputs) and the lowest priority to unobservable inputs (Level 3). When indicators of impairment are present and it is determined that the carrying value of the Royalty Trust’s overriding royalty interests in the subject interests exceeds the estimated undiscounted cash flows of the subject interest, fair value estimates utilized in the impairment assessment are generally determined based on inputs not observable in the market and thus represent Level 3 measurements.

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

FCX’s oil and gas assets are held through its wholly owned subsidiary, FCX Oil & Gas LLC (FM O&G). As a result of the merger, MMR and McMoRan Oil & Gas LLC (McMoRan), MMR’s wholly owned operating subsidiary, are both indirect wholly owned subsidiaries of FM O&G.

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

The Royalty Trust was created to hold a 5% gross overriding royalty interest (collectively, the overriding royalty interests) in future production from each of McMoRan’s Inboard Lower Tertiary/Cretaceous exploration prospects located in the shallow waters of the Gulf of Mexico and onshore in South Louisiana that existed as of December 5, 2012, the date of the merger agreement (collectively, the subject interests). The subject interests were “carved out” of the mineral interests acquired by FCX pursuant to the merger and were not considered part of FCX’s purchase consideration of MMR.

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

3. OVERRIDING ROYALTY INTERESTS

The Royalty Trust units represent beneficial interests in the Royalty Trust, which holds a 5% gross overriding royalty interest in future production from each of the subject interests during the life of the Royalty Trust. An “overriding” royalty interest in general represents a non-operating interest in an oil and gas property that provides the owner a specified share of production without any related operating expenses or development costs and is carved out of an oil and gas lessee’s working or cost-bearing interest in the lease. In contrast, a “working” or “cost-bearing” interest in general represents an operating interest in an oil and gas property that provides the owner a specified share of production that is subject to all production expenses and development costs. An owner of a working or cost-bearing interest, subject to the terms of an applicable operating agreement, generally has the right to participate in the selection of a prospect, drilling location or drilling contractor; to propose the drilling of a well; to determine the timing and sequence of drilling operations; to commence or shut down production; to take over operations; or to share in any operating decision. An owner of an overriding royalty interest generally has none of the rights described in the preceding sentence, and neither the Royalty Trust nor the Royalty Trust unitholders have any such rights. The Royalty Trust’s 5% gross overriding royalty interest in future production from each subject interest is proportionately reduced based on McMoRan’s or HOGA’s respective working interest in the subject interest.

The subject interests originally consisted of 20 specified Inboard Lower Tertiary/Cretaceous prospects (with target depths generally greater than 18,000 feet total vertical depth) located in the shallow waters of the Gulf of Mexico and onshore in South Louisiana.

The onshore Highlander subject interest began commercial production on February 25, 2015. Prior to this date there had been no commercial production of hydrocarbons from any of the subject interests. On January 19, 2023, the sole well producing from the onshore Highlander subject interest experienced an operational issue, resulting in substantial amounts of water entering the well, which caused a shut in of the well before production resumed at significantly reduced levels. Following an evaluation by HOGA’s field operations team, HOGA determined that it would be necessary to commence operations to control the water production, in expectation of eventually initiating “kill” operations on the well. HOGA informed the Trustee that the well was shut in effective March 31, 2023 and production from the well has ceased. Since that time the well has flowed intermittently but not on a continuous basis. In October 2023, HOGA informed the Trustee that due to the underground flow of fluids into the wellbore, the well cannot be salvaged and must be plugged and abandoned. HOGA subsequently informed the Trustee that operations to permanently plug and abandon the well commenced in early March 2024. See Note 8.

The Royalty Trust fully impaired the carrying value of the onshore Highlander subject interest by $308,071 during the year ended December 31, 2023. Unless another well is drilled on the onshore Highlander subject interest, the Royalty Trust does not expect to receive any income attributable to its overriding royalty interests. Therefore, the Royalty Trust recognized the remaining carrying value of the onshore Highlander subject interest as of March 31, 2023 as an impairment loss.

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

4. INCOME TAXES

Tax counsel to the special committee of the board of directors of MMR advised the Royalty Trust at the time of formation that, for U.S. federal income tax purposes, in its opinion, the Royalty Trust will be treated as a grantor trust and not as an unincorporated business entity. No ruling has been or will be requested from the Internal Revenue Service (IRS) or another taxing authority. As a grantor trust, the Royalty Trust will not be subject to tax at the Royalty Trust level. Rather, the Royalty Trust unitholders will be considered to own and receive the Royalty Trust’s assets and income and will be directly taxable thereon as though no trust were in existence. Under Treasury Regulations, the Royalty Trust is classified as a widely held fixed investment trust. Those Treasury Regulations require the sharing of tax information among trustees and intermediaries that hold a trust interest on behalf of or for the account of a beneficial owner or any representative or agent of a trust interest holder of fixed investment trusts that are classified as widely held fixed investment trusts. These reporting requirements provide for the dissemination of trust tax information by the trustee to intermediaries who are ultimately responsible for reporting the investor-specific information through Form 1099 to the investors and the IRS. Every trustee or intermediary that is required to file a Form 1099 for a trust unitholder must furnish a written tax information statement that is in support of the amounts as reported on the applicable Form 1099 to the trust unitholder. Any generic tax information provided by the Trustee of the Royalty Trust is intended to be used only to assist Royalty Trust unitholders in the preparation of their U.S. federal and state income tax returns.

Royalty Trust unitholders should consult their own tax advisors regarding the treatment of the income, gain, loss or deduction derived by the unitholder for the Royalty Trust.

5. RELATED PARTY TRANSACTIONS

Royalties. In accordance with the master conveyance, the Royalty Trust received royalties from HOGA of $401,278 and $2,472,908 during the years ended December 31, 2023 and 2022, respectively, resulting from production from the onshore Highlander subject interest. Royalties received by the Royalty Trust must first be used to (i) satisfy Royalty Trust administrative expenses and (ii) reduce Royalty Trust indebtedness. The Royalty Trust had no indebtedness outstanding as of December 31, 2023. As of December 31, 2023, the Trustee has established a minimum cash reserve of $302,500. As a result, distributions are made to Royalty Trust unitholders only when royalties received less administrative expenses incurred and repayment of any indebtedness exceeds the minimum cash reserve.

Commencing with the distribution to Royalty Trust unitholders in the first quarter of 2022, the Royalty Trust withheld $8,750 from the funds otherwise available for distribution each quarter through the first quarter of 2023, with the intent of gradually building a cash reserve of approximately $350,000. As no proceeds were available for distribution in the second, third or fourth quarters of 2023, the Royalty Trust did not withhold any funds for the cash reserve with respect to those periods. Unless another well is drilled on the onshore Highlander subject interest as discussed in Note 3 above, the Royalty Trust does not intend to withhold funds for the cash reserve as the Royalty Trust does not expect to have any cash available to distribute to Royalty Trust unitholders in future periods. This cash is reserved for the payment of future known, anticipated or contingent expenses or liabilities of the Royalty Trust. The Trustee may increase or decrease the targeted cash reserve amount at any time, and may increase or decrease the rate at which it is withholding funds to build the cash reserve at any time, without advance notice to the Royalty Trust unitholders. Cash held in reserve will be invested as required by the Royalty Trust Agreement. Any cash reserved in excess of the amount necessary to pay or provide for the payment of future known, anticipated or contingent expenses or liabilities eventually will be distributed to Royalty Trust unitholders, together with interest earned on the funds. For additional information regarding distributions to Royalty Trust unitholders, see Note 6.

Funding of Administrative Expenses. Pursuant to the Royalty Trust Agreement, FCX has agreed to pay annual trust expenses up to $350,000, with no right of repayment or interest due, to the extent the Royalty Trust lacks sufficient funds to pay administrative expenses. On February 1, 2024, pursuant to this provision, FCX contributed approximately $166,000 for the payment of trust expenses incurred during the year ended December 31, 2023, and contributed the maximum of $350,000 for the payment of trust expenses incurred during the year ending December 31, 2024. No such contributions were made during the year ended December 31, 2022. In addition to such annual contributions, FCX has agreed to lend money, on an unsecured, interest-free basis, to the Royalty Trust to fund the Royalty Trust’s ordinary administrative expenses as set forth in the Royalty Trust Agreement. All funds the Trustee borrows to cover expenses or liabilities, whether from FCX or from any other source, must be repaid before the Royalty Trust unitholders will receive any distributions. No loans or repayments were made during the years ended December 31, 2023 and 2022.

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

6. DISTRIBUTIONS

Distributable income totaled $197,331 and $1,842,816 for the years ended December 31, 2023 and 2022, respectively. A summary of quarterly per unit distributions for the years ended December 31, 2023 and 2022 is set forth in the table below.

Three-month period ended:	2023				2022
	Amount	Per Unit Amount	Record Date	Payment Date	Amount	Per Unit Amount	Record Date	Payment Date
March 31,	$197,331	$0.000857	4/28/2023	5/12/2023	$258,130	$0.001121	4/29/2022	5/13/2022
June 30,	$0	$0.000000	7/28/2023	N/A	$305,382	$0.001327	7/29/2022	8/12/2022
September 30,	$0	$0.000000	10/30/2023	N/A	$657,410	$0.002856	10/28/2022	11/14/2022
December 31,	$0	$0.000000	1/30/2024	N/A	$621,894	$0.002702	1/31/2023	2/10/2023

These distributions are not necessarily indicative of future distributions.

Natural gas sales volumes (in thousands of cubic feet, or Mcf), average sales price (per Mcf) and net cash proceeds available for distribution for the years ended December 31, 2023 and 2022, are set forth in the table below.

	2023	2022
Natural gas sales volumes (Mcf)	101,352	429,000
Natural gas average sales price (per Mcf)	$4.63	$6.19
Gross proceeds	$468,887	$2,656,207
Post-production costs and specified taxes	(67,609)	(183,299)
Royalty income	401,278	2,472,908
Interest and dividend income	15,866	9,269
Administrative expenses	(469,821)	(604,361)
Income in excess of administrative expenses (expense in excess of income)	(52,677)	1,877,816
Adjustment to minimum cash reserve	(8,750)	(35,000)
Net cash proceeds available for distribution	$(61,427)	$1,842,816

7. CONTINGENCIES

Litigation. There are currently no pending legal proceedings to which the Royalty Trust is a party.

8. SUBSEQUENT EVENTS

On March 7, 2024, HOGA notified the Trustee that operations have begun to permanently plug and abandon the sole well producing from the onshore Highlander subject interest. The onshore Highlander subject interest is the only subject interest that has established commercial production. Abandoning the well eliminated any production from the onshore Highlander subject interest, which also eliminated any proceeds to which the Royalty Trust would be entitled pursuant to its overriding royalty interests. Unless another well is drilled on the onshore Highlander subject interest, the Royalty Trust does not expect to receive any income attributable to its overriding royalty interests and accordingly, does not expect to have any cash available to distribute to Royalty Trust unitholders in future periods. HOGA has not informed the Trustee of any definitive plans to drill another well on the Highlander subject interest. Neither the Trustee nor the Royalty Trust unitholders has any right to control or influence operations of the subject interest.

9. SUPPLEMENTARY OIL AND GAS INFORMATION (UNAUDITED)

Proved Natural Gas Reserve Information. The following information summarizes the net proved reserves of natural gas and the standardized measure as described below. All of the Royalty Trust’s reserves in 2022 are natural gas reserves and are located in the U.S.

The Royalty Trust believes the reserve estimates presented herein, in accordance with generally accepted engineering and evaluation principles consistently applied, are reasonable. However, there are numerous uncertainties inherent in estimating quantities and values of proved reserves and in projecting future rates of production, including many factors beyond the Royalty Trust’s control. Reserve engineering is a subjective process of estimating the recovery from underground accumulations of natural gas that cannot be measured in an exact manner, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Because all natural gas reserve estimates are to some degree subjective, the quantities of natural gas that are ultimately recovered, production and specified post-production costs and taxes allowable under the Royalty Trust Agreement and future natural gas sales prices may all differ from those assumed in these estimates. In addition, different reserve engineers may make different estimates of reserve quantities and cash flows based upon the same available data. Therefore, the standardized measure of discounted future net cash flows (Standardized Measure) shown below represents estimates only and should not be construed as the current market value of the estimated reserves attributable to the overriding royalty interest associated with the subject interests. In this regard, the information set forth in the following tables includes revisions of reserve estimates attributable to proved properties and any adjustments in the projected economic life of such properties resulting from changes in product prices.

	Natural Gas
	(MMcf) (a)
	2023	2022

Proved reserves:
Balance at beginning of year	1,346	1,426
Revisions of previous estimates(b)	(1,245)	349
Extensions and discoveries	-	-
Acquisition of reserves in-place	-	-
Sale of reserves in-place	-	-
Purchase of reserves in-place	-	-
Production	(101)	(429)
Balance at end of year	-	1,346

Proved developed reserves at end of year	-	1,346
Proved undeveloped reserves at end of year	-	-

(a)	MMcf = millions of cubic feet.
(b)	For the year ended December 31, 2023, negative revisions associated with the onshore Highlander subject interest were due to shutting in the well and subsequently beginning operations to plug and abandon the well. For the year ended December 31, 2022, positive revisions associated with the onshore Highlander subject interest were primarily due to positive well performance for the Highlander well.

Standardized Measure. The Standardized Measure related to proved reserves is zero for 2023 due to shutting in the well and subsequently beginning operations to plug and abandon the well. The Standardized Measure (discounted at 10%) from production of proved natural gas reserves has been developed as of December 31, 2022, in accordance with SEC guidelines. In 2022, HOGA estimated the quantity of proved natural gas reserves associated with the overriding royalty interests in the subject interests as well as the future periods in which they are expected to be produced based on year-end economic conditions. Estimates of future net revenues from the Royalty Trust’s proved natural gas properties and the present value thereof were made using the twelve-month average of the first-day-of-the-month historical reference prices as adjusted for location and quality differentials, which are held constant throughout the life of the properties, except where such guidelines permit alternate treatment, including the use of fixed and determinable contractual price escalations. Future gross revenues were reduced by estimated specified post-production costs and taxes in accordance with the Royalty Trust Agreement. Future income taxes are not presented given the Royalty Trust’s status as a non-taxable “pass through” entity. See Note 4.

The average realized sales price used in the Royalty Trust’s 2022 reserve report, was $6.59 per Mcf of natural gas as of December 31, 2022.

The Standardized Measure related to proved reserves as of December 31 is presented below:

	2023	2022

Future cash inflows	$0	$8,869,300
Future costs applicable to future cash flows:
Production costs (primarily production and ad valorem taxes)	-	(1,150,000)
Development and abandonment costs	-	-
Future income taxes (a)	-	-
Future net cash flows	-	7,719,300
Discount for estimated timing of net cash flows (10% discount rate) (b)	-	(1,664,000)
Standardized measure	$0	$6,055,300

(a)	No taxes are presented given the Royalty Trust’s status as a non-taxable “pass-through” entity. See Note 4.
(b)	Amounts reflect application of the required 10% discount rate to the estimated future net cash flows associated with production of estimated proved reserves.

A summary of the principal sources of changes in the Standardized Measure for the years ended December 31 is presented below:

	2023	2022
Balance at beginning of year	$6,055,300	$3,398,000
Sales, net of production expenses	(401,278)	(2,472,908)
Net change in prices and production expenses	-	3,228,821
Extensions, discoveries and improved recoveries	-	-
Changes in estimated future development costs	-	-
Previously estimated development costs incurred during the year	-	-
Sales of reserves in-place	-	-
Revisions of quantity estimates	(5,654,022)	1,618,836
Changes due to timing and other	-	(57,249)
Accretion of discount	-	339,800
Net change in income taxes	-	-
Balance at end of year	$0	$6,055,300

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

Due to the nature of the Royalty Trust as a passive entity and in light of the contractual arrangements pursuant to which the Royalty Trust was created, including the provisions of (i) the Royalty Trust Agreement and (ii) the master conveyance, the Royalty Trust’s disclosure controls and procedures necessarily rely on (A) information provided by FCX or HOGA, including information relating to results of operations, the costs and revenues attributable to the subject interests and other operating and historical data, plans for future operating and capital expenditures, reserve information, information relating to projected production, and other information relating to the status and results of operations of the subject interests and the overriding royalty interests, and (B) conclusions and reports regarding reserves by the Royalty Trust’s independent reserve engineers.

Internal Control Over Financial Reporting

(a) Trustee’s Annual Report on Internal Control over Financial Reporting. The Bank of New York Mellon Trust Company, N.A., as Trustee of the Royalty Trust, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act. The Trustee conducted an evaluation of the effectiveness of the Royalty Trust’s internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the “COSO criteria”). Based on the Trustee’s evaluation under the COSO criteria, the Trustee concluded that the Royalty Trust’s internal control over financial reporting was effective as of December 31, 2023.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

(b) Changes in Internal Control over Financial Reporting. During the quarter ended December 31, 2023, there has been no change in the Royalty Trust’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Royalty Trust’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of FCX or HOGA.

Item 9B. Other Information

Rule 10b5-1 Trading Plans. During the three months ended December 31, 2023, no officer or employee of the Trustee who performs policy-making functions for the Royalty Trust adopted, modified, or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Royalty Trust has no directors, officers or employees, and, therefore, the Royalty Trust has not adopted a Code of Ethics and the Royalty Trust does not have an audit committee or nominating committee. The Royalty Trust is administered by the Trustee pursuant to the Royalty Trust Agreement. The Royalty Trust Agreement grants the Trustee only the rights and powers necessary to achieve the purposes of the Royalty Trust. For more information on the rights and duties of the Trustee, see Part I, Items 1. and 2. “Business and Properties – The Royalty Trust – The Royalty Trust Agreement – Duties and Limited Powers of the Trustee” of this Form 10-K.

Item 11. Executive Compensation

The Royalty Trust has no directors, officers or employees. For information regarding the compensation paid to the Trustee, see Part I, Items 1. and 2. “Business and Properties – The Royalty Trust – The Royalty Trust Agreement – Compensation of the Trustee” of this Form 10-K. The Royalty Trust does not have a board of directors, and it does not have a compensation committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Royalty Trust Unitholder Matters

Security Ownership of Certain Beneficial Owners

Based on filings with the SEC and any information that FCX has provided to the Trustee, the table below shows the beneficial owners of more than 5% of the outstanding Royalty Trust units. Unless otherwise indicated, all information is presented as of December 31, 2023, and all Royalty Trust units beneficially owned are held with sole voting and investment power.

Name and Address of Beneficial Owner	Total Number of Royalty Trust Units Beneficially Owned		Percent of Outstanding Royalty Trust Units (a)

Neil S. Subin
3300 South Dixie Highway
Suite 1-365
West Palm Beach, FL 33405	32,975,319	(b)	14.33%

Highlander Oil & Gas Assets LLC
Montex Highlander LLC
420 Throckmorton Street, Suite 550
Fort Worth, TX 76102	31,143,150	(c)	13.53%

Freeport-McMoRan Inc.
McMoRan Oil & Gas LLC
333 North Central Avenue
Phoenix, AZ 85004	31,143,149	(d)	13.53%

Leon G. Cooperman
11431 W. Palmetto Park Road
Boca Raton, FL 33428	21,651,695	(e)	9.41%

Akanthos Capital Management, LLC
21700 Oxnard Street, Suite 1730
Woodland Hills, CA 91367	16,135,696	(f)	7.01%

(a)	Based on 230,172,696 Royalty Trust units outstanding as of December 31, 2023.

(b)	Based on a Schedule 13G/A filed with the SEC on February 1, 2024, by Neil S. Subin in his individual capacity and as president and manager of MILFAM, LLC, which serves as manager, general partner, or investment advisor of a number of entities formerly managed or advised by the late Lloyd I. Miller, III. Mr. Subin has shared voting and investment power over all of the Royalty Trust units reported.

(c)	Based on a Schedule 13G filed with the SEC on June 9, 2023 that constitutes an initial Schedule 13G on behalf of Montex Highlander, LLC (“Montex Highlander”) and Amendment No. 2 to the Schedule 13G filed by HOGA and Magnolia Oil & Gas Corporation (“Magnolia”) on March 15, 2019. On May 30, 2023, Montex Highlander purchased all of the interest in Highlander Oil & Gas Holdings LLC (“Highlander Holdings”) owned by MGY Louisiana, LLC (“MGY Louisiana”). Highlander Holdings wholly owns HOGA, which owns the Royalty Trust units reported on the Schedule 13G. MGY Louisiana is a wholly owned subsidiary of Magnolia Oil & Gas Operating LLC, which is a wholly owned subsidiary of Magnolia Oil & Gas Intermediate LLC, which is a wholly owned subsidiary of Magnolia Oil & Gas Parent LLC, whose managing member is Magnolia.

(d)	Based on an amended Schedule 13G/A filed with the SEC on February 12, 2020 by FCX and McMoRan.

(e)	Based on an amended Schedule 13G filed with the SEC on November 13, 2015, by Leon G. Cooperman, on his own behalf and on behalf of affiliated investment firms and managed accounts identified therein. Mr. Cooperman represents that he has sole voting and investment power over 5,000,000 Royalty Trust units. Mr. Cooperman subsequently filed an amended Form 4 on December 4, 2015, reporting 21,651,695 Royalty Trust units held in managed accounts and private investment entities over which he has investment discretion but disclaims beneficial ownership except to the extent of his pecuniary interest therein.

(f)	Based on a Schedule 13G filed with the SEC on February 14, 2018, by Akanthos Capital Management, LLC. According to the filing, the Akanthos Capital Management, LLC has sole voting and investment power with respect to 16,135,696 Royalty Trust units and no shared voting or investment power with respect to Royalty Trust units; all securities reported are owned by the reporting person’s advisory clients, none of which to the reporting person’s knowledge owns more than 5% of the total outstanding Royalty Trust units.

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

Funding of Administrative Expenses. Pursuant to the Royalty Trust Agreement, FCX has agreed to pay annual trust expenses up to $350,000, with no right of repayment or interest due, to the extent the Royalty Trust lacks sufficient funds to pay administrative expenses. On February 1, 2024, pursuant to this provision, FCX contributed approximately $166,000 for the payment of trust expenses incurred during the year ended December 31, 2023, and contributed the maximum of $350,000 for the payment of trust expenses incurred during the year ending December 31, 2024. No such contributions were made during the year ended December 31, 2022. In addition to such annual contributions, FCX has agreed to lend money, on an unsecured, interest-free basis, to the Royalty Trust to fund the Royalty Trust’s ordinary administrative expenses as set forth in the Royalty Trust Agreement. All funds the Trustee borrows to cover expenses or liabilities, whether from FCX or from any other source, must be repaid before the Royalty Trust unitholders will receive any distributions. No loans or repayments were made during the years ended December 31, 2023 and 2022.

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

Royalty Trust Units Held by FCX and HOGA. At December 31, 2023, the Royalty Trust had 230,172,696 Royalty Trust units outstanding. At December 31, 2023, HOGA held 31,143,150 Royalty Trust units and FCX, through its wholly owned subsidiary McMoRan, held 31,143,149 Royalty Trust units. FCX and HOGA each hold 13.5% of the outstanding Royalty Trust units.

The Royalty Trust has no directors.

Item 14. Principal Accountant Fees and Services

Fees and Related Disclosures for Accounting Services

The following table discloses the fees for professional services billed to the Royalty Trust by Ernst & Young LLP in each of the last two fiscal years:

	2023	2022
Audit Fees	$170,000	$170,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

The Royalty Trust has no audit committee, and as a result, has no audit committee pre-approval policies and procedures with respect to fees paid to Ernst & Young LLP. Any pre-approval or approval of any services performed by the principal auditor or any other professional service firms and related fees are granted by the Trustee.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements. The following financial statements are set forth under Part II, Item 8 of this Form 10-K on the pages indicated:

(a)(2)	Financial Statement Schedules. All financial statement schedules are either not required under the related instructions or are not applicable because the information has been included elsewhere herein.

(a)(3)	Exhibits.

Filed or Furnished
Exhibit		with this	Incorporated by Reference
Number	Exhibit Title	Form 10-K	Form	File No.	Date Filed
3.1	Composite Certificate of Trust of Gulf Coast Ultra Deep Royalty Trust		10-Q	333-185742	August 14, 2013
4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934		10-K	001-36386	March 20, 2020
10.1	Master Conveyance of Overriding Royalty Interest by and between McMoRan Oil & Gas LLC and Gulf Coast Ultra Deep Royalty Trust, dated as of June 3, 2013		8-K	333-185742	June 4, 2013
10.2	Amended and Restated Royalty Trust Agreement of Gulf Coast Ultra Deep Royalty Trust, dated as of June 3, 2013		8-K	333-185742	June 4, 2013
23	Consent of Netherland, Sewell & Associates, Inc.	X
31	Certification pursuant to Rule 13a-14(a)/15d-14(a)	X
32	Certification pursuant to 18 U.S.C. Section 1350	X
99.1	Letter from Netherland, Sewell & Associates, Inc. dated March 15, 2024	X

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

Date: March 28, 2024

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

