Form 10-Q
period 2024-03-31
Gulf Coast Ultra Deep Royalty Trust
filed 2024-05-13
CIK 1565146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

☐ Yes ☒ No

On May 13, 2024, there were 230,172,696 royalty trust units outstanding representing beneficial interests in the registrant.

GULF COAST ULTRA DEEP ROYALTY TRUST

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

GULF COAST ULTRA DEEP ROYALTY TRUST

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	March 31,	December 31,
	2024	2023
	(unaudited)	(audited)
ASSETS
Operating cash	$153,554	$43,741
Reserve fund cash and short-term investments	1,116,605	1,116,460
Overriding royalty interests in subject interests, net	-	-
Total assets	$1,270,159	$1,160,201

LIABILITIES AND TRUST CORPUS
Reserve fund liability	$1,130,885	$1,116,460
Trust corpus (230,172,696 royalty trust units authorized, issued and outstanding as of March 31, 2024 and December 31, 2023)	139,274	43,741
Total liabilities and trust corpus	$1,270,159	$1,160,201

The accompanying notes are an integral part of these financial statements.

GULF COAST ULTRA DEEP ROYALTY TRUST

STATEMENTS OF DISTRIBUTABLE INCOME (Unaudited)

	Three Months Ended
	March 31,
	2024	2023
Royalty income	$-	$386,947
Interest income and other	1,340	8,810
Administrative expenses	(421,723)	(189,676)
Income in excess of administrative expenses (administrative expenses in excess of income) (Note 4)	$(420,383)	$206,081
Distributable income (Note 4)	$-	$197,331
Distributable income per royalty trust unit	$-	$0.000857
Royalty trust units outstanding at end of period	230,172,696	230,172,696

The accompanying notes are an integral part of these financial statements.

GULF COAST ULTRA DEEP ROYALTY TRUST

STATEMENTS OF CHANGES IN TRUST CORPUS (Unaudited)

	Three Months Ended
	March 31,
	2024	2023
Trust corpus, beginning of period	$43,741	$1,245,494
Trust contributions	515,916	-
Amortization of overriding royalty interests in subject interests	-	(21,780)
Impairment of subject interests	-	(308,071)
Income in excess of administrative expenses (administrative expenses in excess of income)	(420,383)	206,081
Distributions paid	-	(621,894)
Trust corpus, end of period	$139,274	$499,830

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

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all required information and disclosures. Therefore, this information should be read in conjunction with the Royalty Trust’s financial statements and notes contained in its annual report on Form 10-K for the year ended December 31, 2023 (the 2023 Form 10-K). The information furnished herein reflects all adjustments that are, in the opinion of The Bank of New York Mellon Trust Company, N.A. (the Trustee), necessary for a fair statement of the results for the interim periods reported. All such adjustments are, in the opinion of the Trustee, of a normal recurring nature. Operating results for the three-month period ended March 31, 2024, are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

The Royalty Trust was created to hold a 5% gross overriding royalty interest (collectively, the overriding royalty interests) in future production from specified Inboard Lower Tertiary/Cretaceous exploration prospects, located in the shallow waters of the Gulf of Mexico and onshore in South Louisiana that existed as of December 5, 2012 (collectively, the subject interests).

Royalties are recorded in royalty income on the statements of distributable income when received under the modified cash basis of accounting. Significant accounting policies are consistent with Note 1 - Summary of Significant Accounting Policies in Part II, Item 8 of the 2023 Form 10-K.

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

2. OVERRIDING ROYALTY INTERESTS

The onshore Highlander subject interest is the only subject interest in which the Royalty Trust holds an overriding royalty interest. Amortization charges related to production volumes associated with the onshore Highlander subject interest reduced the carrying value of the overriding royalty interests by $0 and $21,780 during the three-month periods ended March 31, 2024 and 2023, respectively.

Highlander Oil & Gas Assets LLC (HOGA) has a 72 percent working interest and an approximate 48 percent net revenue interest in the onshore Highlander subject interest. The Royalty Trust holds a 3.6 percent overriding royalty interest in the onshore Highlander subject interest. HOGA is the operator of the onshore Highlander subject interest.

As previously disclosed, the sole well producing from the onshore Highlander subject interest experienced an operational issue on January 19, 2023, resulting in substantial amounts of water entering the well, which caused a shut in of the well before production resumed at significantly reduced levels. Following an evaluation by HOGA’s field operations team, HOGA determined that it would be necessary to commence operations to control the water production, in expectation of eventually initiating “kill” operations on the well. HOGA has informed the Trustee that the well was shut in effective March 31, 2023 and production from the well has ceased, with the well having flowed intermittently but not on a continuous basis from that time. HOGA has informed the Trustee that due to the underground flow of fluids into the wellbore, the well cannot be salvaged and must be plugged and abandoned. On March 7, 2024, HOGA notified the Trustee that operations have begun to permanently plug and abandon the sole well producing from the onshore Highlander subject interest. Abandoning the well eliminated any production from the onshore Highlander subject interest, which also eliminated any proceeds to which the Royalty Trust would be entitled pursuant to its overriding royalty interests. Unless another well is drilled on the onshore Highlander subject interest, the Royalty Trust does not expect to receive any income attributable to its overriding royalty interests and accordingly, does not expect to have any cash available to distribute to Royalty Trust unitholders in future periods. HOGA has not informed the Trustee of any definitive plans to drill a new well on the Highlander subject interest. Neither the Trustee nor the Royalty Trust unitholders has any right to control or influence operations of the subject interest.

The Royalty Trust fully impaired the carrying value of the onshore Highlander subject interest by $308,071 during the quarter ended March 31, 2023. Unless a new well is drilled on the onshore Highlander subject interest, the Royalty Trust does not expect to receive any income attributable to its overriding royalty interests. Therefore, the Royalty Trust recognized the remaining carrying value of the onshore Highlander subject interest as of March 31, 2023 as an impairment loss. Accumulated amortization was $6,756,701 at March 31, 2024 and December 31, 2023.

3. RELATED PARTY TRANSACTIONS

Royalty Income. In accordance with the terms of the master conveyance, royalties are paid to the Royalty Trust on the last day of the month following the month in which production payments are received by HOGA. The Royalty Trust received royalties of $0 and $386,947 during the three-month periods ended March 31, 2024 and 2023, respectively. Royalties received by the Royalty Trust must first be used to (i) satisfy Royalty Trust administrative expenses and (ii) reduce Royalty Trust indebtedness. The Royalty Trust had no indebtedness outstanding as of March 31, 2024 and December 31, 2023.

Each quarter, the Trustee will determine the amount of funds available for distribution to the Royalty Trust unitholders. Available funds will equal the excess cash received by the Royalty Trust from the royalty interests and other sources during that quarter over the Royalty Trust’s liabilities for that quarter. Available funds will be reduced by any cash the Trustee reserves against future liabilities. As of March 31, 2024, the Trustee has established a minimum cash reserve of $302,500. The minimum cash reserve is not reflective of the Royalty Trust’s operating cash balance as of March 31, 2024 and December 31, 2023.

Commencing with the distribution to unitholders in the first quarter of 2022, the Royalty Trust withheld $8,750 from the funds otherwise available for distribution each quarter through the first quarter of 2023, with the intent of gradually building a cash reserve of approximately $350,000. As no proceeds were available for distribution in the first quarter of 2024, the Royalty Trust did not withhold any funds for the cash reserve. Unless a new well is drilled on the onshore Highlander subject interest as discussed in Note 2 above, the Royalty Trust does not intend to withhold funds for the cash reserve in the future, as the Royalty Trust does not expect to have any cash available to distribute to unitholders in future periods. This cash is reserved for the payment of future known, anticipated or contingent expenses or liabilities of the Royalty Trust. The Trustee may increase or decrease the targeted cash reserve amount at any time, and may increase or decrease the rate at which it withholds funds to build the cash reserve at any time, without advance notice to the unitholders. Cash held in reserve will be invested as required by the amended and restated royalty trust agreement governing the Royalty Trust (the royalty trust agreement). Any cash reserved in excess of the amount necessary to pay or provide for the payment of future known, anticipated or contingent expenses or liabilities eventually will be distributed to unitholders, together with interest earned on the funds. For additional information regarding distributions to Royalty Trust unitholders, see Note 4.

Funding of Administrative Expenses. Pursuant to the royalty trust agreement, Freeport-McMoRan Inc. (FCX) has agreed to pay annual trust expenses up to a maximum amount of $350,000, with no right of repayment or interest due, to the extent the Royalty Trust lacks sufficient funds to pay administrative expenses. On February 1, 2024, pursuant to this provision, FCX contributed approximately $166,000 for the payment of trust expenses incurred during the year ended December 31, 2023, and contributed the maximum of $350,000 for the payment of trust expenses incurred during the year ending December 31, 2024. In addition to such annual contributions, FCX has agreed to lend money, on an unsecured, interest-free basis, to the Royalty Trust to fund the Royalty Trust’s ordinary administrative expenses as set forth in the royalty trust agreement. All funds the Trustee borrows to cover expenses or liabilities, whether from FCX or from any other source, must be repaid before the Royalty Trust unitholders will receive any distributions. No loans or repayments were made during the quarters ending March 31, 2024 or December 31, 2023.

Pursuant to the royalty trust agreement, FCX agreed to provide and maintain a $1.0 million stand-by reserve account or an equivalent letter of credit for the benefit of the Royalty Trust to enable the Trustee to draw on such reserve account or letter of credit to pay obligations of the Royalty Trust if its funds are inadequate to pay its obligations at any time. Currently, with the consent of the Trustee, FCX may reduce the reserve account or substitute a letter of credit with a different face amount for the original letter of credit or any substitute letter of credit. In connection with this arrangement, FCX provided $1.0 million to the Royalty Trust. The $1.0 million, plus interest collected thereon, is reflected as reserve fund cash, with a corresponding reserve fund liability in the accompanying Statements of Assets, Liabilities and Trust Corpus. On February 1, 2024, the Royalty Trust used $14,280 from the reserve account to pay administrative expenses to the Trustee, which is included in the administrative expenses in the accompanying Statements of Distributable Income. As of March 31, 2024, FCX had not requested a reduction of the reserve account.

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

4. DISTRIBUTIONS

Natural gas sales volumes (measured in thousands of cubic feet, or Mcf), average sales price and net cash proceeds available for distribution for the three-month periods ended March 31, 2024 and 2023, are set forth in the table below.

	Three Months Ended
	March 31,
	2024	2023
Natural gas sales volumes (Mcf)	-	87,121
Natural gas average sales price (per Mcf)	$-	$4.98
Gross proceeds	-	434,239
Post-production costs and specified taxes	-	(47,292)
Royalty income	-	386,947
Interest and dividend income	1,340	8,810
Administrative expenses	(421,723)	(189,676)
Income in excess of administrative expenses (administrative expenses in excess of income)	(420,383)	206,081
Income available for distribution	-	206,081
Adjustment to minimum cash reserve	-	(8,750)
Net cash proceeds available for distribution	$-	$197,331

A summary of quarterly per unit distributions for the three-month periods ended March 31, 2024 and 2023, is set forth in the table below.

2024				2023
Amount	Per Unit Amount	Record Date	Payment Date	Amount	Per Unit Amount	Record Date	Payment Date
$-	$-	4/30/2024	N/A	$197,331	$0.000857	4/28/2023	5/12/2023

These distributions are not necessarily indicative of future distributions.

5. CONTINGENCIES AND OTHER COMMITMENTS

Litigation. There are currently no pending legal proceedings to which the Royalty Trust is a party.

6. SUBSEQUENT EVENTS

The Royalty Trust evaluated all other events subsequent to March 31, 2024, and through the date the Royalty Trust’s financial statements were issued, and determined that all events or transactions occurring during this period requiring recognition or disclosure were appropriately addressed in these financial statements.

Item 2. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

You should read the following discussion in conjunction with the financial statements of Gulf Coast Ultra Deep Royalty Trust (the Royalty Trust) and the related Trustee’s Discussion and Analysis of Financial Condition and Results of Operations and the discussion of its Business and Properties in the Royalty Trust’s Annual Report on Form 10-K for the year ended December 31, 2023 (2023 Form 10-K), filed with the United States (U.S.) Securities and Exchange Commission (SEC). The results of operations reported and summarized below are not necessarily indicative of future operating results. Unless otherwise specified, all references to “Notes” refer to the Notes to Financial Statements located in Part I, Item 1. “Financial Statements” of this Form 10-Q. Also see the 2023 Form 10-K for a glossary of definitions for some of the oil and gas industry terms used in this Form 10-Q. Additionally, please refer to the section entitled “Cautionary Statement” on page 13 of this Form 10-Q. The information below has been furnished to the Trustee by Highlander Oil & Gas Assets LLC (HOGA).

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

In connection with the Highlander Sale, McMoRan sold its interests in substantially all of its oil and gas leases associated with the Highlander subject interest to HOGA. At March 31, 2024, HOGA owned interests in gas leases onshore in South Louisiana, covering approximately 9,000 gross acres associated with the onshore Highlander subject interest. Whether or not HOGA maintains the acreage associated with the onshore Highlander subject interest is determined by HOGA’s current and future plans and other outside factors, over which the Royalty Trust has no control. As of March 31, 2024, the onshore Highlander subject interest had no production, as HOGA had commenced operations to permanently plug and abandon the well in early March 2024.

Status of the Onshore Highlander Subject Interest

As previously disclosed, the sole well producing from the onshore Highlander subject interest experienced an operational issue on January 19, 2023, resulting in substantial amounts of water entering the well, which caused a shut in of the well before production resumed at significantly reduced levels. Following an evaluation by HOGA’s field operations team, HOGA determined that it would be necessary to commence operations to control the water production, in expectation of eventually initiating “kill” operations on the well. HOGA has informed the Trustee that the well was shut in effective March 31, 2023 and production from the well has ceased, with the well having flowed intermittently but not on a continuous basis from that time. HOGA has informed the Trustee that due to the underground flow of fluids into the wellbore, the well cannot be salvaged and must be plugged and abandoned. Abandoning the well eliminated any production from the onshore Highlander subject interest, which also eliminated any proceeds to which the Royalty Trust would be entitled pursuant to its overriding royalty interests. Unless a new well is drilled on the onshore Highlander subject interest, the Royalty Trust does not expect to receive any income attributable to its overriding royalty interests and accordingly, does not expect to have any cash available to distribute to Royalty Trust unitholders in future periods. HOGA has not informed the Trustee of any definitive plans to drill a new well on the Highlander subject interest. Neither the Trustee nor the Royalty Trust unitholders has any right to control or influence operations of the subject interest.

LIQUIDITY AND CAPITAL RESOURCES

Pursuant to the royalty trust agreement, FCX has agreed to pay annual trust expenses up to a maximum amount of $350,000, with no right of repayment or interest due, to the extent the Royalty Trust lacks sufficient funds to pay administrative expenses. On February 1, 2024, pursuant to this provision, FCX contributed approximately $166,000 for the payment of trust expenses incurred during the year ended December 31, 2023, and contributed the maximum of $350,000 for the payment of trust expenses incurred during the year ending December 31, 2024. In addition to such annual contributions, FCX has agreed to lend money, on an unsecured, interest-free basis, to the Royalty Trust to fund the Royalty Trust’s ordinary administrative expenses as set forth in the royalty trust agreement. All funds the Trustee borrows to cover expenses or liabilities, whether from FCX or from any other source, must be repaid before the Royalty Trust unitholders will receive any distributions. No loans or repayments were made during the quarters ending March 31, 2024 or December 31, 2023.

Pursuant to the royalty trust agreement, FCX agreed to provide and maintain a $1.0 million stand-by reserve account or an equivalent letter of credit for the benefit of the Royalty Trust to enable the Trustee to draw on such reserve account or letter of credit to pay obligations of the Royalty Trust if its funds are inadequate to pay its obligations at any time. Currently, with the consent of the Trustee, FCX may reduce the reserve account or substitute a letter of credit with a different face amount for the original letter of credit or any substitute letter of credit. In connection with this arrangement, FCX provided $1.0 million to the Royalty Trust. The $1.0 million, plus interest collected thereon, is reflected as reserve fund cash, with a corresponding reserve fund liability in the accompanying Statements of Assets, Liabilities and Trust Corpus. On February 1, 2024, the Royalty Trust used $14,280 from the reserve account to pay administrative expenses to the Trustee, which is included in the administrative expenses in the accompanying Statements of Distributable Income. As of March 31, 2024, FCX had not requested a reduction of the reserve account.

In connection with the completion of the Highlander Sale, HOGA assumed all administrative and reporting responsibilities with respect to the Royalty Trust, including those described in Article III of the royalty trust agreement.

In accordance with the terms of the master conveyance, royalties are paid to the Royalty Trust on the last day of the month following the month in which production payments are received by HOGA. The Royalty Trust received royalties of $0 and $386,947 during the three-month periods ended March 31, 2024 and 2023, respectively.

Royalties received by the Royalty Trust must first be used to (i) satisfy Royalty Trust administrative expenses and (ii) reduce Royalty Trust indebtedness. The Royalty Trust had no indebtedness outstanding as of March 31, 2024 and December 31, 2023.

Each quarter, the Trustee will determine the amount of funds available for distribution to the Royalty Trust unitholders. Available funds will equal the excess cash received by the Royalty Trust from the royalty interests and other sources during that quarter over the Royalty Trust’s liabilities for that quarter. Available funds will be reduced by any cash the Trustee decides to hold as a reserve against future liabilities. As of March 31, 2024, the Trustee has established a minimum cash reserve of $302,500. The minimum cash reserve is not reflective of the Royalty Trust’s operating cash balance as of March 31, 2024 and December 31, 2023.

Commencing with the distribution to unitholders in the first quarter of 2022, the Royalty Trust withheld $8,750 from the funds otherwise available for distribution each quarter through the first quarter of 2023, with the intent of gradually building a cash reserve of approximately $350,000. As no proceeds were available for distribution in the first quarter of 2024, the Royalty Trust did not withhold any funds for the cash reserve. Unless another well is drilled on the onshore Highlander subject interest as discussion “Overview – Status of the Onshore Highlander Subject Interest” above, the Royalty Trust does not intend to withhold funds for the cash reserve as the Royalty Trust does not expect to have any cash available to distribute to unitholders in future periods. This cash is reserved for the payment of future known, anticipated or contingent expenses or liabilities of the Royalty Trust. The Trustee may increase or decrease the targeted cash reserve amount at any time, and may increase or decrease the rate at which it is withholding funds to build the cash reserve at any time, without advance notice to the unitholders. Cash held in reserve will be invested as required by the royalty trust agreement. Any cash reserved in excess of the amount necessary to pay or provide for the payment of future known, anticipated or contingent expenses or liabilities eventually will be distributed to unitholders, together with interest earned on the funds.

Distributable income totaled $0 and $197,331 during the three-month periods ended March 31, 2024 and 2023, respectively. These distributions are not necessarily indicative of future distributions. As previously disclosed, the sole well producing from the onshore Highlander subject interest experienced an operational issue on January 19, 2023, resulting in substantial amounts of water entering the well, which caused a shut in of the well before production resumed at significantly reduced levels. Following an evaluation by HOGA’s field operations team, HOGA determined that it would be necessary to commence operations to control the water production, in expectation of eventually initiating “kill” operations on the well. HOGA informed the Trustee that the well was shut in effective March 31, 2023 and production from the well has ceased with the well having flowed intermittently but not on a continuous basis from that time. In October 2023, HOGA informed the Trustee that due to the underground flow of fluids into the wellbore, the well cannot be salvaged and must be plugged and abandoned. HOGA subsequently informed the Trustee that operations to permanently plug and abandon the well commenced in early March 2024. The onshore Highlander subject interest is the only subject interest that has established commercial production. Abandoning the well eliminated any production from the onshore Highlander subject interest, which also eliminated any proceeds to which the Royalty Trust would be entitled pursuant to its overriding royalty interests during the same period. Unless another well is drilled on the onshore Highlander subject interest, the Royalty Trust does not expect to receive any income attributable to its overriding royalty interests and accordingly, does not expect to have any cash available to distribute to Royalty Trust unitholders in future periods. HOGA has not informed the Trustee of any definitive plans to drill a new well on the Highlander subject interest. Neither the Trustee nor the Royalty Trust unitholders has any right to control or influence operations of the subject interest.

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

RESULTS OF OPERATIONS

Royalty Income. In accordance with the terms of the master conveyance, during the three-month period ended March 31, 2024, the Royalty Trust did not receive royalty income. During the three-month period ended March 31, 2023, the Royalty Trust received royalties of $386,947 related to 87,121 Mcf of natural gas production attributable to the onshore Highlander subject interest with average post-production costs of $0.54 per Mcf and an average sales price of $4.98 per Mcf.

Administrative Expenses. Administrative expenses consist primarily of audit, legal and trustee expenses incurred in connection with the administration of the Royalty Trust. During the three-month periods ended March 31, 2024 and 2023, the Royalty Trust paid administrative expenses of $421,723 and $189,676, respectively. Administrative expenses were higher for the three-month period ended March 31, 2024, as compared to the corresponding period in 2023, primarily due to the Trust’s payment of fourth quarter 2023 administrative expenses in the first quarter of 2024.

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

Forward-looking statements are not guarantees or assurances of future performance and actual results may differ materially from those anticipated, projected or assumed in the forward-looking statements. Important factors that may cause actual results to differ materially from those anticipated by the forward-looking statements include, but are not limited to, the future plans of FCX and HOGA for their remaining oil and gas properties; the risk that the subject interests will not produce additional hydrocarbons; general economic and business conditions; variations in the market demand for, and prices of, oil and natural gas; drilling results; changes in oil and natural gas reserve expectations; the potential adoption of new governmental regulations; decisions by FCX, McMoRan or HOGA not to develop and/or transfer the subject interests; any inability of FCX, McMoRan or HOGA to develop the subject interests; damages to facilities resulting from natural disasters or accidents; fluctuations in the market price, volume and frequency of the trading market for the royalty trust units; the amount of cash received or expected to be received by the Trustee from the underlying subject interests on or prior to a record date for a quarterly cash distributions; the cost and timing of drilling a new well on the Highlander subject interest; and other factors described in Part I, Item 1A. “Risk Factors” in the 2023 Form 10-K, as updated by the Royalty Trust’s subsequent filings with the SEC. Any differences in actual cash receipts by the Royalty Trust could affect the amount of quarterly cash distributions.

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

(b) Changes in internal control over financial reporting. During the quarter ended March 31, 2024, there has been no change in the Royalty Trust’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Royalty Trust’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of FCX or HOGA.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

There are currently no pending legal proceedings to which the Royalty Trust is a party.

Item 1A. Risk Factors.

Please refer to Part I, Item 1A. “Risk Factors” in the 2023 Form 10-K. Any of these factors could result in a significant or material adverse effect on the Royalty Trust’s results of operations or financial condition. There have been no material changes to the Royalty Trust’s risk factors since the 2023 Form 10-K.

Item 5. Other Information.

Rule 10b5-1 Trading Plans. During the three months ended March 31, 2024, no officer or employee of the Trustee who performs policy-making functions for the Royalty Trust adopted, modified, or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408(a) of Regulation S-K, with respect to the Royalty Trust units.

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

Date: May 13, 2024

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

