Form 10-Q
period 2024-09-30
Gulf Coast Ultra Deep Royalty Trust
filed 2024-11-14
CIK 1565146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

☐ Yes ☒ No

On November 14, 2024, there were 230,172,696 royalty trust units outstanding representing beneficial interests in the registrant.

GULF COAST ULTRA DEEP ROYALTY TRUST

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

GULF COAST ULTRA DEEP ROYALTY TRUST

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	September 30,	December 31,
	2024	2023
	(unaudited)	(audited)
ASSETS
Operating cash	$1,512	$43,741
Reserve fund cash and short-term investments	1,059,344	1,116,460
Total assets	$1,060,856	$1,160,201

LIABILITIES AND TRUST CORPUS
Reserve fund liability	$1,159,726	$1,116,460
Trust corpus (230,172,696 royalty trust units authorized, issued and outstanding as of September 30, 2024 and December 31, 2023)	(98,870)	43,741
Total liabilities and trust corpus	$1,060,856	$1,160,201

The accompanying notes are an integral part of these financial statements.

GULF COAST ULTRA DEEP ROYALTY TRUST

STATEMENTS OF DISTRIBUTABLE INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Royalty income	$-	$-	$-	$401,278
Interest income and other	263	1,696	3,520	15,220
Administrative expenses	(84,282)	(108,432)	(662,047)	(469,822)
Administrative expenses in excess of income (Note 4)	$(84,019)	$(106,736)	$(658,527)	$(53,324)
Distributable income (Note 4)	$-	$-	$-	$197,331
Distributable income per royalty trust unit	$-	$-	$-	$0.000857
Royalty trust units outstanding at end of period	230,172,696	230,172,696	230,172,696	230,172,696

The accompanying notes are an integral part of these financial statements.

GULF COAST ULTRA DEEP ROYALTY TRUST

STATEMENTS OF CHANGES IN TRUST CORPUS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Trust corpus, beginning of period	$(14,851)	$149,830	$43,741	$1,245,494
Trust contributions	-	-	515,916	-
Amortization of overriding royalty interests in subject interests	-	-	-	(21,780)
Impairment of subject interests	-	-	-	(308,071)
Administrative expenses in excess of income	(84,019)	(106,736)	(658,527)	(53,324)
Distributions paid	-	-	-	(819,225)
Trust corpus, end of period	$(98,870)	$43,094	$(98,870)	$43,094

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

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all required information and disclosures. Therefore, this information should be read in conjunction with the Royalty Trust’s financial statements and notes contained in its annual report on Form 10-K for the year ended December 31, 2023 (the 2023 Form 10-K). The information furnished herein reflects all adjustments that are, in the opinion of The Bank of New York Mellon Trust Company, N.A. (the Trustee), necessary for a fair statement of the results for the interim periods reported. All such adjustments are, in the opinion of the Trustee, of a normal recurring nature. Operating results for the three- and nine-month periods ended September 30, 2024, are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

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

2. OVERRIDING ROYALTY INTERESTS

The onshore Highlander subject interest is the only subject interest in which the Royalty Trust holds an overriding royalty interest. Amortization charges related to production volumes associated with the onshore Highlander subject interest reduced the carrying value of the overriding royalty interests by $0 and $21,780 during the three- and nine-month periods ended September 30, 2024 and 2023, respectively.

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

The Royalty Trust fully impaired the carrying value of the onshore Highlander subject interest by $308,071 during the quarter ended March 31, 2023. Unless a new well is drilled on the onshore Highlander subject interest, the Royalty Trust does not expect to receive any income attributable to its overriding royalty interests. Therefore, the Royalty Trust recognized the remaining carrying value of the onshore Highlander subject interest as of March 31, 2023 as an impairment loss. Accumulated amortization was $6,756,701 at September 30, 2024 and December 31, 2023.

3. RELATED PARTY TRANSACTIONS

Royalty Income. In accordance with the terms of the master conveyance, royalties are paid to the Royalty Trust on the last day of the month following the month in which production payments are received by HOGA. The Royalty Trust did not receive royalties during the three- and nine-month periods ended September 30, 2024 and the three-month period ended September 30, 2023. The Royalty Trust received royalties of $401,278 during the three-month period ended September 30 2023. Royalties received by the Royalty Trust must first be used to (i) satisfy Royalty Trust administrative expenses and (ii) reduce Royalty Trust indebtedness. The Royalty Trust had no indebtedness outstanding as of September 30, 2024 and December 31, 2023.

Each quarter, the Trustee will determine the amount of funds available for distribution to the Royalty Trust unitholders. Available funds will equal the excess cash received by the Royalty Trust from the royalty interests and other sources during that quarter over the Royalty Trust’s liabilities for that quarter. Available funds will be reduced by any cash the Trustee reserves against future liabilities. As of September 30, 2024, the Trustee has established a minimum cash reserve of $302,500. The minimum cash reserve is not reflective of the Royalty Trust’s operating cash balance as of September 30, 2024 and December 31, 2023.

Commencing with the distribution to unitholders in the first quarter of 2022, the Royalty Trust withheld $8,750 from the funds otherwise available for distribution each quarter through the first quarter of 2023, with the intent of gradually building a cash reserve of approximately $350,000. As no proceeds were available for distribution in the three- and nine-month periods ended September 30, 2024, the Royalty Trust did not withhold any funds for the cash reserve. Unless a new well is drilled on the onshore Highlander subject interest as discussed in Note 2 above, the Royalty Trust does not intend to withhold funds for the cash reserve in the future, as the Royalty Trust does not expect to have any cash available to distribute to unitholders in future periods. This cash is reserved for the payment of future known, anticipated or contingent expenses or liabilities of the Royalty Trust. The Trustee may increase or decrease the targeted cash reserve amount at any time and may increase or decrease the rate at which it withholds funds to build the cash reserve at any time, without advance notice to the unitholders. Cash held in reserve will be invested as required by the amended and restated royalty trust agreement governing the Royalty Trust (the royalty trust agreement). Any cash reserved in excess of the amount necessary to pay or provide for the payment of future known, anticipated or contingent expenses or liabilities eventually will be distributed to unitholders, together with interest earned on the funds. For additional information regarding distributions to Royalty Trust unitholders, see Note 4.

Funding of Administrative Expenses. Pursuant to the royalty trust agreement, Freeport-McMoRan Inc. (FCX) has agreed to pay annual trust expenses up to a maximum amount of $350,000, with no right of repayment or interest due, to the extent the Royalty Trust lacks sufficient funds to pay administrative expenses. On February 1, 2024, pursuant to this provision, FCX contributed approximately $166,000 for the payment of trust expenses incurred during the year ended December 31, 2023, and contributed the maximum of $350,000 for the payment of trust expenses incurred during the year ending December 31, 2024. In addition to such annual contributions, FCX has agreed to lend money, on an unsecured, interest-free basis, to the Royalty Trust to fund the Royalty Trust’s ordinary administrative expenses as set forth in the royalty trust agreement. All funds the Trustee borrows to cover expenses or liabilities, whether from FCX or from any other source, must be repaid before the Royalty Trust unitholders will receive any distributions. No loans or repayments were made during the quarters ended September 30, 2024 or December 31, 2023, and no loans were outstanding as of September 30, 2024 or December 31, 2023.

Pursuant to the royalty trust agreement, FCX agreed to provide and maintain a $1.0 million stand-by reserve account or an equivalent letter of credit for the benefit of the Royalty Trust to enable the Trustee to draw on such reserve account or letter of credit to pay obligations of the Royalty Trust if its funds are inadequate to pay its obligations at any time. Currently, with the consent of the Trustee, FCX may reduce the reserve account or substitute a letter of credit with a different face amount for the original letter of credit or any substitute letter of credit. In connection with this arrangement, FCX provided $1.0 million to the Royalty Trust. The $1.0 million, plus interest collected thereon, is reflected as reserve fund cash, with a corresponding reserve fund liability in the accompanying Statements of Assets, Liabilities and Trust Corpus. During the three- and nine-month periods ended September 30, 2024, the Royalty Trust used $84,282 and $100,382, respectively, from the reserve account to pay administrative expenses to the Trustee, which is included in the administrative expenses in the accompanying Statements of Distributable Income. As of September 30, 2024, FCX had not requested a reduction of the reserve account.

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

4. DISTRIBUTIONS

There were no distributions for the three- and nine-month periods ended September 30, 2024, and the three-month period ended September 30, 2023. Natural gas sales volumes (measured in thousands of cubic feet, or Mcf), average sales price and net cash proceeds available for distribution for the nine-month period ended September 30, 2023, are set forth in the table below.

Nine Months Ended
September 30,
2023
Natural gas sales volumes (Mcf)	101,352
Natural gas average sales price (per Mcf)	$4.63
Gross proceeds	468,887
Post-production costs and specified taxes	(67,609)
Royalty income	401,278
Interest and dividend income	15,220
Administrative expenses	(469,822)
Administrative expenses in excess of income	(53,324)
Income available for distribution	206,081
Adjustment to minimum cash reserve	(8,750)
Net cash proceeds available for distribution	$197,331

A summary of quarterly per unit distributions for the three- and nine-month periods ended September 30, 2023 and 2024, is set forth in the table below.

2024				2023
Amount	Per Unit Amount	Record Date	Payment Date	Amount	Per Unit Amount	Record Date	Payment Date
$-	$-	4/30/2024	-	$197,331	$0.000857	4/28/2023	5/12/2023
$-	$-	7/30/2024	-	$-	$-	7/28/2023	-
$-	$-	9/30/2024	-	$-	$-	10/30/2023	-

These distributions are not necessarily indicative of future distributions.

5. CONTINGENCIES AND OTHER COMMITMENTS

Litigation. There are currently no pending legal proceedings to which the Royalty Trust is a party.

6. SUBSEQUENT EVENTS

The Trustee requested a loan from FCX in the amount of $200,000 on October 16, 2024. FCX funded the loan request with a check dated November 6, 2024.

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

In connection with the Highlander Sale, McMoRan sold its interests in substantially all of its oil and gas leases associated with the Highlander subject interest to HOGA. As of September 30, 2024, the onshore Highlander subject interest had no production, as HOGA had commenced operations to permanently plug and abandon the well in early March 2024, and all the previously owned leases associated with the Highlander subject interest in South Louisiana have terminated due to lack of production associated with the acreage. Whether or not HOGA renews any of the acreage associated with the onshore Highlander subject interest is determined by HOGA’s current and future plans and other outside factors, over which the Royalty Trust has no control.

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

LIQUIDITY AND CAPITAL RESOURCES

Pursuant to the royalty trust agreement, FCX has agreed to pay annual trust expenses up to a maximum amount of $350,000, with no right of repayment or interest due, to the extent the Royalty Trust lacks sufficient funds to pay administrative expenses. On February 1, 2024, pursuant to this provision, FCX contributed approximately $166,000 for the payment of trust expenses incurred during the year ended December 31, 2023, and contributed the maximum of $350,000 for the payment of trust expenses incurred during the year ending December 31, 2024. In addition to such annual contributions, FCX has agreed to lend money, on an unsecured, interest-free basis, to the Royalty Trust to fund the Royalty Trust’s ordinary administrative expenses as set forth in the royalty trust agreement. All funds the Trustee borrows to cover expenses or liabilities, whether from FCX or from any other source, must be repaid before the Royalty Trust unitholders will receive any distributions. No loans or repayments were made during the quarters ended September 30, 2024 or December 31, 2023, and no loans were outstanding as of September 30, 2024 or December 31, 2023. The Trustee requested a loan from FCX in the amount of $200,000 on October 16, 2024. FCX funded the loan request with a check dated November 6, 2024.

Pursuant to the royalty trust agreement, FCX agreed to provide and maintain a $1.0 million stand-by reserve account or an equivalent letter of credit for the benefit of the Royalty Trust to enable the Trustee to draw on such reserve account or letter of credit to pay obligations of the Royalty Trust if its funds are inadequate to pay its obligations at any time. Currently, with the consent of the Trustee, FCX may reduce the reserve account or substitute a letter of credit with a different face amount for the original letter of credit or any substitute letter of credit. In connection with this arrangement, FCX provided $1.0 million to the Royalty Trust. The $1.0 million, plus interest collected thereon, is reflected as reserve fund cash, with a corresponding reserve fund liability in the accompanying Statements of Assets, Liabilities and Trust Corpus. During the three- and nine-month periods ended September 30, 2024, the Royalty Trust used $84,282 and $100,382, respectively, 2024 from the reserve account to pay administrative expenses to the Trustee, which is included in the administrative expenses in the accompanying Statements of Distributable Income. As of September 30, 2024, FCX had not requested a reduction of the reserve account.

In connection with the completion of the Highlander Sale, HOGA assumed all administrative and reporting responsibilities with respect to the Royalty Trust, including those described in Article III of the royalty trust agreement.

In accordance with the terms of the master conveyance, royalties are paid to the Royalty Trust on the last day of the month following the month in which production payments are received by HOGA. The Royalty Trust did not receive royalties during the three- and nine-month periods ended September 30, 2024 and the three-month period ended September 30, 2023. The Royalty Trust received royalties of $401,278 during the nine-month period ended September 30, 2023.

Royalties received by the Royalty Trust must first be used to (i) satisfy Royalty Trust administrative expenses and (ii) reduce Royalty Trust indebtedness. The Royalty Trust had no indebtedness outstanding as of September 30, 2024 and December 31, 2023.

Each quarter, the Trustee will determine the amount of funds available for distribution to the Royalty Trust unitholders. Available funds will equal the excess cash received by the Royalty Trust from the royalty interests and other sources during that quarter over the Royalty Trust’s liabilities for that quarter. Available funds will be reduced by any cash the Trustee decides to hold as a reserve against future liabilities. As of September 30, 2024, the Trustee has established a minimum cash reserve of $302,500. The minimum cash reserve is not reflective of the Royalty Trust’s operating cash balance as of September 30, 2024 and December 31, 2023.

Commencing with the distribution to unitholders in the first quarter of 2022, the Royalty Trust withheld $8,750 from the funds otherwise available for distribution each quarter through the first quarter of 2023, with the intent of gradually building a cash reserve of approximately $350,000. As no proceeds were available for distribution in the third quarter of 2024, the Royalty Trust did not withhold any funds for the cash reserve. Unless another well is drilled on the onshore Highlander subject interest as discussion “Overview – Status of the Onshore Highlander Subject Interest” above, the Royalty Trust does not intend to withhold funds for the cash reserve as the Royalty Trust does not expect to have any cash available to distribute to unitholders in future periods. This cash is reserved for the payment of future known, anticipated or contingent expenses or liabilities of the Royalty Trust. The Trustee may increase or decrease the targeted cash reserve amount at any time and may increase or decrease the rate at which it is withholding funds to build the cash reserve at any time, without advance notice to the unitholders. Cash held in reserve will be invested as required by the royalty trust agreement. Any cash reserved in excess of the amount necessary to pay or provide for the payment of future known, anticipated or contingent expenses or liabilities eventually will be distributed to unitholders, together with interest earned on the funds.

There was no distributable income during the three-month periods ended September 30, 2024 and 2023. Any distribution in a particular period is not necessarily indicative of future distributions. As previously disclosed, the sole well producing from the onshore Highlander subject interest experienced an operational issue on January 19, 2023, resulting in substantial amounts of water entering the well, which caused a shut in of the well before production resumed at significantly reduced levels. Following an evaluation by HOGA’s field operations team, HOGA determined that it would be necessary to commence operations to control the water production, in expectation of eventually initiating “kill” operations on the well. HOGA informed the Trustee that the well was shut in effective March 31, 2023 and production from the well has ceased with the well having flowed intermittently but not on a continuous basis from that time. In October 2023, HOGA informed the Trustee that due to the underground flow of fluids into the wellbore, the well cannot be salvaged and must be plugged and abandoned. HOGA subsequently informed the Trustee that operations to permanently plug and abandon the well commenced in early March 2024. The onshore Highlander subject interest is the only subject interest that has established commercial production. Abandoning the well eliminated any production from the onshore Highlander subject interest, which also eliminated any proceeds to which the Royalty Trust would be entitled pursuant to its overriding royalty interests during the same period. Unless another well is drilled on the onshore Highlander subject interest, the Royalty Trust does not expect to receive any income attributable to its overriding royalty interests and accordingly, does not expect to have any cash available to distribute to Royalty Trust unitholders in future periods.

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

RESULTS OF OPERATIONS

Royalty Income. In accordance with the terms of the master conveyance, during the three-month periods ended September 30, 2024 and 2023, the Royalty Trust did not receive royalty income. During the nine-month period ended September 30, 2024, the Royalty Trust did not receive royalty income. During the nine-month period ended September 30, 2023, the Royalty Trust received royalties of $401,278 related to 101,352 Mcf of natural gas production attributable to the onshore Highlander subject interest with average post-production costs of $0.67 per Mcf and an average sales price of $4.63 per Mcf.

Royalty income was lower during the three- and nine-month periods ended September 30, 2024, as compared to the corresponding 2023 periods, primarily due to lower production resulting from the operational issues relating to the sole well producing from the Highlander subject interest and ultimately the shutting in of the well.

Administrative Expenses. Administrative expenses consist primarily of audit, legal and trustee expenses incurred in connection with the administration of the Royalty Trust. During the three-month periods ended September 30, 2024 and 2023, the Royalty Trust paid administrative expenses of $84,282 and $108,432, respectively. During the nine-month periods ended September 30, 2024 and 2023, the Royalty Trust paid administrative expenses of $662,047 and $469,822, respectively. Administrative expenses were higher for the nine-month period ended September 30, 2024, as compared to the corresponding 2023 period, primarily due to the Trust’s payment of fourth quarter 2023 administrative expenses in the first quarter of 2024.

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

(b) Changes in internal control over financial reporting. During the quarter ended September 30, 2024, there has been no change in the Royalty Trust’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Royalty Trust’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of FCX or HOGA.

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

Item 5. Other Information.

Rule 10b5-1 Trading Plans. During the three months ended September 30, 2024, no officer or employee of the Trustee who performs policy-making functions for the Royalty Trust adopted, modified, or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408(a) of Regulation S-K, with respect to the Royalty Trust units.

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

Date: November 14, 2024

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

