Form 10-K
period 2024-12-31
Gulf Coast Ultra Deep Royalty Trust
filed 2025-03-28
CIK 1565146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of Royalty Trust units held by non-affiliates of the registrant was $2,182,523 on June 28, 2024 (the last day of the Royalty Trust’s most recently completed second quarter).

On March 28, 2025, there were 230,172,696 Royalty Trust units outstanding representing beneficial interests in the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

Gulf Coast Ultra Deep Royalty Trust

Annual Report on Form 10-K for

the fiscal year ended December 31, 2024

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (Form 10-K) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Forward-looking statements are all statements other than statements of historical facts, such as any statements regarding the future financial condition of the Gulf Coast Ultra Deep Royalty Trust (Royalty Trust) or the trading market for the Royalty Trust units, all statements regarding the plans of Highlander Oil & Gas Assets LLC (HOGA) for the subject interests, including any plans to drill a new well on the onshore Highlander subject interest, the potential results of any drilling on the subject interests, anticipated interests of HOGA and the Royalty Trust in any of the subject interests, HOGA’s geologic models and the nature of the geologic trend onshore in South Louisiana discussed in this Form 10-K, the amount and date of quarterly distributions to Royalty Trust unitholders, and all statements regarding any belief or understanding of the nature or potential of the subject interests. The words “anticipates,” “may,” “can,” “plans,” “believes,” “estimates,” “expects,” “projects,” “intends,” “likely,” “will,” “should,” “to be,” “potential,” and any similar expressions and/or statements that are not historical facts are intended to identify those assertions as forward-looking statements.

Forward-looking statements are not guarantees or assurances of future performance and actual results may differ materially from those anticipated, projected or assumed in the forward-looking statements. Important factors that may cause actual results to differ materially from those anticipated by the forward-looking statements include, but are not limited to, the future plans of HOGA for its remaining oil and gas properties; the risk that the subject interests will not produce additional hydrocarbons; general economic and business conditions; variations in the market demand for, and prices of, oil and natural gas; drilling results; changes in oil and natural gas reserve expectations; the potential adoption of new governmental regulations; decisions by HOGA not to develop and/or transfer the subject interests; any inability of HOGA to develop the subject interests; damages to facilities resulting from natural disasters or accidents; fluctuations in the market price, volume and frequency of the trading market for the Royalty Trust units; the amount of cash received or expected to be received by the Trustee from the underlying subject interests on or prior to a record date for a quarterly cash distributions; and other factors described in Part I, Item 1A. “Risk Factors” in this Form 10-K, as updated by the Royalty Trust’s subsequent filings with the United States (U.S.) Securities and Exchange Commission (SEC). Any differences in actual cash receipts by the Royalty Trust could affect the amount of quarterly cash distributions.

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

Gross acre. An acre in which HOGA owns a working interest.

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

On February 5, 2019, McMoRan completed the sale of all of its rights, title and interest in and to the onshore Highlander subject interest pursuant to a purchase and sale agreement with HOGA (the Highlander Sale). The onshore Highlander subject interest was sold subject to the overriding royalty interest in future production held by the Royalty Trust. As a result of the Highlander Sale, HOGA has a 72% working interest and an approximate 48% net revenue interest in the onshore Highlander subject interest. The Royalty Trust continues to hold a 3.6% overriding royalty interest in the onshore Highlander subject interest. HOGA is the operator of the Highlander subject interest. The onshore Highlander subject interest is the only subject interest in which HOGA has an interest, as McMoRan previously had relinquished, allowed to expire or sold all of the other subject interests.

Effective December 31, 2024 (the Effective Date), FCX, McMoRan and HOGA entered into an Assignment and Assumption Agreement and Bill of Sale, pursuant to which (1) FCX assigned to HOGA, and HOGA assumed, all of the financial and other obligations of FCX as depositor under the Royalty Trust Agreement (defined below), and (2) McMoRan assigned to HOGA, and HOGA assumed, all of the rights and obligations of McMoRan as grantor under the Royalty Trust Agreement and the master conveyance (defined below) that were not previously assumed by HOGA at the time of the Highlander Sale (collectively, the Assignment). Notwithstanding the Assignment, FCX remains obligated to perform the financial and other obligations owed to the Royalty Trust by the depositor under the Royalty Trust Agreement, if HOGA were to be unable to fully perform such obligations in the future. In this Form 10-K, the “Depositor” refers to FCX, for all periods ending prior to the Effective Date, and to HOGA, for all periods beginning on and after the Effective Date; and the “Grantor” refers to McMoRan, for all periods ending prior to the Effective Date, and to HOGA, for all periods beginning on and after the Effective Date.

At December 31, 2024, the Royalty Trust had 230,172,696 Royalty Trust units outstanding. All information in this Form 10-K regarding the subject interests has been furnished to the Trustee by HOGA. The reserve estimates have been prepared by independent petroleum engineers as described herein, based on information furnished by HOGA.

Status of the Onshore Highlander Subject Interest. On January 19, 2023, the sole well producing from the onshore Highlander subject interest experienced an operational issue, resulting in substantial amounts of water entering the well, which caused a shut in of the well before production resumed at significantly reduced levels. Following an evaluation by HOGA’s field operations team, HOGA determined that it would be necessary to commence operations to control the water production, in expectation of eventually initiating “kill” operations on the well. HOGA informed the Trustee that the well was shut in effective March 31, 2023 and production from the well has ceased. After that time the well flowed intermittently but not on a continuous basis. In October 2023, HOGA informed the Trustee that due to the underground flow of fluids into the wellbore, the well could not be salvaged and would be required to be plugged and abandoned. Operations to permanently plug and abandon the well commenced in early March 2024.

The onshore Highlander subject interest is the only subject interest that has established commercial production. Abandoning the well eliminated any production from the onshore Highlander subject interest, which also eliminated any proceeds to which the Royalty Trust would be entitled pursuant to its overriding royalty interests. Unless another well is drilled on the onshore Highlander subject interest and produces hydrocarbons in commercial quantities, the Royalty Trust does not expect to receive any income attributable to its overriding royalty interests and accordingly, does not expect to have any cash available to distribute to Royalty Trust unitholders in future periods. HOGA has informed the Trustee that a new well on the onshore Highlander subject interest was spudded on January 30, 2025; however, the future production status of this well remains unknown. Neither the Trustee nor the Royalty Trust unitholders has any right to control or influence operations of the subject interest.

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

If a liability is contingent or uncertain in amount or not yet currently due and payable, the Trustee may create a cash reserve to pay for the liability. If the Trustee determines that the cash on hand and the cash to be received are insufficient to cover expenses or liabilities of the Royalty Trust, the Trustee may borrow funds required to pay those expenses or liabilities. The Trustee may borrow the funds from any person, including the Depositor or itself. The Trustee may also encumber the assets of the Royalty Trust (i.e., the overriding royalty interests) to secure payment of the indebtedness. If the Trustee, on behalf of the Royalty Trust, borrows funds, whether from the Depositor or from any other source, to cover expenses or liabilities, the Royalty Trust unitholders will not receive distributions until the borrowed funds are repaid. Since the Royalty Trust does not conduct an active business and the Trustee has little power to incur obligations, it is expected that the Royalty Trust will only incur liabilities for routine administrative expenses, such as the Trustee’s fees and accounting, engineering, legal, tax advisory and other professional fees.

The only assets of the Royalty Trust are the overriding royalty interests and the only investment activity the Trustee may engage in is the investment of cash on hand. Other than (a) its formation, (b) its receipt of contributions and loans from the Depositor for administrative and other expenses as provided for in the Royalty Trust Agreement, (c) its payment of such administrative and other expenses, (d) its repayment of loans from the Depositor, (e) its receipt of the conveyance of the overriding royalty interests from the Grantor pursuant to the master conveyance, (f) its receipt of royalties from McMoRan or HOGA, and (g) its cash distributions to Royalty Trust unitholders, if any, the Royalty Trust has not conducted any activities. The Trustee has no involvement with, control over, or responsibility for, any aspect of any operations on or relating to the subject interests.

The Trustee has the right to require any Royalty Trust unitholder to dispose of his Royalty Trust units if an administrative or judicial proceeding seeks to cancel or forfeit any of the property in which the Royalty Trust holds an interest because of the nationality or any other status of a Royalty Trust unitholder. If a Royalty Trust unitholder fails to dispose of his Royalty Trust units, HOGA is obligated to purchase them (up to a cap of $1 million) at a price determined in accordance with a formula set forth in the Royalty Trust Agreement.

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

Pursuant to the Royalty Trust Agreement, the Depositor has agreed to pay annual trust expenses up to $350,000, with no right of repayment or interest due, to the extent the Royalty Trust lacks sufficient funds to pay administrative expenses. On February 1, 2024, pursuant to this provision, FCX contributed approximately $166,000 for the payment of trust expenses incurred during the year ended December 31, 2023, and contributed the maximum of $350,000 for the payment of trust expenses incurred during the year ended December 31, 2024. In addition to such annual contributions, the Depositor has agreed to lend money, on an unsecured, interest-free basis, to the Royalty Trust to fund the Royalty Trust’s ordinary administrative expenses as set forth in the Royalty Trust Agreement. All funds the Trustee borrows to cover expenses or liabilities, whether from the Depositor or from any other source, must be repaid before the Royalty Trust unitholders will receive any distributions. FCX loaned the Royalty Trust $200,000 during the year ended December 31, 2024. No loans or repayments were made during the year ended December 31, 2023. Pursuant to the Assignment, as of December 31, 2024, FCX assigned to HOGA the promissory note relating to the outstanding loan to the Royalty Trust. To the extent annual trust expenses exceed $350,000, the Royalty Trust may be required to borrow funds from HOGA in the future.

Pursuant to the Royalty Trust Agreement, the Depositor also agreed to provide and maintain a $1.0 million stand-by reserve account or an equivalent letter of credit for the benefit of the Royalty Trust to enable the Trustee to draw on such reserve account or letter of credit to pay obligations of the Royalty Trust if its funds are inadequate to pay its obligations at any time. Currently, with the consent of the Trustee, the Depositor may reduce the reserve account or substitute a letter of credit with a different face amount for the original letter of credit or any substitute letter of credit. In connection with this arrangement, FCX provided $1.0 million in the form of a reserve fund cash account to the Royalty Trust. As of December 31, 2024, the Royalty Trust had used $151,632 from the reserve account, and the Depositor had not requested a reduction of such reserve account. Effective December 31, 2024, pursuant to the Assignment, FCX assigned its right, title and interest in the stand-by reserve account to HOGA, and HOGA assumed from FCX the responsibility to maintain the stand-by reserve account.

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

Protection of Trustee. Pursuant to the Royalty Trust Agreement, the Trustee may request certification of any fact, circumstance, computation or other matter relevant to the Royalty Trust or the Trustee’s performance of its duties, and will be fully protected in relying on any such certification or other statement or advice from HOGA or any officer or other employee of HOGA. Any person having any claim against the Trustee by reason of the transactions contemplated by the Royalty Trust Agreement or any of the related documents or agreements will look only to the Royalty Trust’s property for payment or satisfaction thereof.

Amendment of Trust Agreement. Amendments to the Royalty Trust Agreement generally require the affirmative vote of holders of a majority of Royalty Trust units constituting a quorum, although less than a majority of the Royalty Trust units then outstanding (including any Royalty Trust units held by FCX and HOGA, other than with respect to matters where a conflict of interest between FCX or HOGA and unaffiliated Royalty Trust unitholders is present). However, any amendment that would permit holders of fewer than 66⅔% of the outstanding Royalty Trust units to (i) approve a sale of all or substantially all of the overriding royalty interests or (ii) terminate the Royalty Trust requires the affirmative vote of holders of 66⅔% or more of the outstanding Royalty Trust units held by persons other than FCX or HOGA or their respective affiliates.

HOGA and the Trustee are permitted to supplement or amend the Royalty Trust Agreement, without the approval of the Royalty Trust unitholders, in order to cure any ambiguity, to correct or supplement any provision which may be defective or inconsistent with any other provision thereof, or to change the name of the Royalty Trust, as long as such supplement or amendment does not adversely affect the interests of the Royalty Trust unitholders. However, no amendment may:

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

Approval of Matters by Royalty Trust Unitholders. The Trustee or Royalty Trust unitholders owning at least 15% of the outstanding Royalty Trust units are permitted to call meetings of Royalty Trust unitholders. Meetings must be held in New York, New York. Written notice setting forth the time and place of the meeting and the matters proposed to be acted upon must be given to all Royalty Trust unitholders of record as of a record date set by the Trustee at least 20 days but not more than 60 days before the meeting. The presence in person or by proxy of Royalty Trust unitholders representing a majority of Royalty Trust units outstanding will constitute a quorum. Subject to the provisions of the Royalty Trust Agreement regarding voting in the case of a material conflict of interest between FCX or HOGA or their respective affiliates, and Royalty Trust unitholders other than FCX or HOGA or their respective affiliates, each Royalty Trust unitholder will be entitled to one vote for each Royalty Trust unit owned.

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

Duration of the Royalty Trust. The Royalty Trust will dissolve on the earliest to occur of (i) June 3, 2033, (ii) the sale of all of the overriding royalty interests, (iii) the election by the Trustee following its resignation for cause (as more fully described in the Royalty Trust Agreement), (iv) a vote of the holders of 66⅔% or more of the outstanding Royalty Trust units held by persons other than FCX, any of its affiliates, or HOGA at a duly called meeting of the Royalty Trust unitholders at which a quorum is present, or (v) the exercise by HOGA of the right to call all of the Royalty Trust units as described in the next paragraph. The overriding royalty interests terminate upon the termination of the Royalty Trust, other than in certain limited circumstances where the Royalty Trust has been permitted to transfer the overriding royalty interests to a third party pursuant to the terms of the Royalty Trust Agreement (in which case the overriding royalty interests may extend through June 3, 2033).

HOGA Call Rights. HOGA has a call right with respect to the outstanding Royalty Trust units at $10 per Royalty Trust unit. In addition, if the Royalty Trust units are then listed for trading or admitted for quotation on a national securities exchange or any quotation system and the volume weighted average price per Royalty Trust unit is equal to $0.25 or less for the immediately preceding consecutive nine-month period, HOGA may purchase all, but not less than all, of the outstanding Royalty Trust units at a price of $0.25 per Royalty Trust unit so long as HOGA tenders payment within 30 days following the end of such nine-month period.

Resignation of Trustee. The Trustee may resign, with or without cause, at any time by providing at least 60 days’ notice to HOGA and the Royalty Trust unitholders of record, but the resignation of the Trustee will not be effective until a successor trustee has accepted its appointment. The Trustee may nominate a successor trustee, which may be approved and appointed by HOGA without a meeting or vote of the Royalty Trust unitholders. If the Trustee has given notice of resignation for cause and a successor trustee has not accepted its appointment as successor trustee during the 90-day period following HOGA’s receipt of such notice, the annual fee payable to the Trustee will be increased by 5% as of the end of such 90-day period, and will be further increased by 5% for each month or portion of a month thereafter (up to a maximum of two times the fee payable at the time the notice of resignation was received by HOGA) until a successor trustee has accepted its appointment.

If at any time (a) the Trustee has not received compensation for its services or expenses or other amounts owed to the Trustee pursuant to the Royalty Trust Agreement, (b) HOGA has failed to fully fund a loan to the Royalty Trust in a reasonably timely manner after the Trustee has requested the loan pursuant to the Royalty Trust Agreement or has failed to contribute funds to the Royalty Trust as required by the Royalty Trust Agreement, (c) the Royalty Trust’s obligations exceed the amount of funds of the Royalty Trust available to pay such obligations, and (d) a stand-by reserve account or letter of credit is available to the Trustee as described in the Royalty Trust Agreement, the Trustee is entitled to draw on the stand-by reserve account or letter of credit, then the Trustee would be permitted to resign for cause, and would be entitled to cause the sale of the overriding royalty interests and to dissolve, windup and terminate the Royalty Trust.

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

The Royalty Trust’s 5% gross overriding royalty interest in future production from each subject interest is proportionately reduced based on HOGA’s working interest in the subject interest. The overriding royalty interests are free and clear of any and all drilling, development and operating costs and expenses, except that the overriding royalty interests bear a proportional share of costs incurred for activities downstream of the wellhead for gathering, transporting, compressing, treating, handling, separating, dehydrating or processing the produced hydrocarbons prior to their sale, and certain production, severance, sales, excise and similar taxes related to the sale of the produced hydrocarbons and property or ad valorem taxes to the extent assessed on the subject interests (the specified post-production costs and specified taxes, respectively). The hydrocarbons underlying the overriding royalty interests are valued at the wellhead (after deduction or withholding of specified taxes and less any specified post-production costs) and HOGA has no duty to transport or market the produced hydrocarbons away from the wellhead without cost. The hydrocarbons underlying the overriding royalty interests are subject to and bear production and similar taxes.

Royalty Trust Units. Each Royalty Trust unit represents a pro rata undivided share of beneficial ownership in the Royalty Trust. Each Royalty Trust unit entitles its holder to the same rights and benefits as the holder of any other Royalty Trust unit, and the Royalty Trust has no other authorized or outstanding class of equity security.

Distributions and Income Computations. Royalties received by the Royalty Trust must first be used to (i) satisfy Royalty Trust administrative expenses and (ii) reduce Royalty Trust indebtedness. The Royalty Trust has an outstanding note payable to HOGA of $200,000 outstanding as of December 31, 2024. As of December 31, 2024, the Trustee has established a minimum cash reserve of $302,500. As a result, distributions will be made to Royalty Trust unitholders only when royalties received less administrative expenses incurred and repayment of any indebtedness exceeds the minimum cash reserve.

Commencing with the distribution to Royalty Trust unitholders in the first quarter of 2022, the Royalty Trust withheld $8,750 from the funds otherwise available for distribution each quarter through the first quarter of 2023, with the intent of gradually building a cash reserve of approximately $350,000. As no proceeds have been available for distribution since the first quarter of 2023, the Royalty Trust has not withheld any funds for the cash reserve with respect to those periods. Unless another well is drilled on the onshore Highlander subject interest and produces hydrocarbons in commercial quantities, as discussed in “—The Royalty Trust” above, the Royalty Trust does not intend to withhold funds for the cash reserve, as the Royalty Trust does not expect to have any cash available to distribute to unitholders in future periods. This cash is reserved for the payment of future known, anticipated or contingent expenses or liabilities of the Royalty Trust. The Trustee may increase or decrease the targeted cash reserve amount at any time, and may increase or decrease the rate at which it is withholding funds to build the cash reserve at any time, without advance notice to the Royalty Trust unitholders. Cash held in reserve will be invested as required by the Royalty Trust Agreement. Any cash reserved in excess of the amount necessary to pay or provide for the payment of future known, anticipated or contingent expenses or liabilities eventually will be distributed to Royalty Trust unitholders, together with interest earned on the funds.

There was no distributable income for the year ended December 31, 2024. Distributable Income totaled $197,331 for the year ended December 31, 2023. These distributions are not necessarily indicative of future distributions. As previously disclosed, the sole well producing from the onshore Highlander subject interest experienced an operational issue on January 19, 2023, resulting in substantial amounts of water entering the well, which caused a shut in of the well before production resumed at significantly reduced levels. Following an evaluation by HOGA’s field operations team, HOGA determined that it would be necessary to commence operations to control the water production, in expectation of eventually initiating “kill” operations on the well. HOGA informed the Trustee that the well was shut in effective March 31, 2023 and production from the well has ceased. After that time the well flowed intermittently but not on a continuous basis. In October 2023, HOGA informed the Trustee that due to the underground flow of fluids into the wellbore, the well could not be salvaged and would be required to be plugged and abandoned. HOGA subsequently informed the Trustee that operations to permanently plug and abandon the well commenced in early March 2024. The onshore Highlander subject interest is the only subject interest that has established commercial production. Abandoning the well eliminated any production from the onshore Highlander subject interest, which also eliminated any proceeds to which the Royalty Trust would be entitled pursuant to its overriding royalty interests during the same period. Unless another well is drilled on the onshore Highlander subject interest and produces hydrocarbons in commercial quantities, the Royalty Trust does not expect to receive any income attributable to its overriding royalty interests and accordingly, does not expect to have any cash available to distribute to Royalty Trust unitholders in future periods. HOGA has informed the Trustee that a new well on the onshore Highlander subject interest was spudded on January 30, 2025; however, the future production status of this well remains unknown. Neither the Trustee nor the Royalty Trust unitholders has any right to control or influence operations of the subject interest.

The Royalty Trust’s only other sources of liquidity are mandatory annual contributions, any loans and the required standby reserve account or letter of credit from HOGA. As a result, any material adverse change in HOGA’s financial condition or results of operations could materially and adversely affect the Royalty Trust and the underlying Royalty Trust units. Royalty Trust unitholders that own their Royalty Trust units on the close of business on the record date for each calendar quarter will receive a pro-rata distribution of the amount of the cash available for distribution generally 10 business days after the quarterly record date.

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

The terms of the Royalty Trust Agreement require HOGA to provide to the Royalty Trust such other information available to HOGA concerning the overriding royalty interests and the subject interests burdened by the overriding royalty interests and related matters as may be necessary for the Royalty Trust to comply with its reporting obligations. In addition, the Royalty Trust Agreement requires HOGA to provide to the Royalty Trust all information required to comply with the requirements of the Exchange Act (including a “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” relating to the Royalty Trust’s financial statements) and such further information as may be required or reasonably requested by the Trustee from time to time.

Pursuant to the Royalty Trust Agreement, the Royalty Trust and the Trustee are entitled to rely on the information provided without investigation and are fully protected and will incur no liability in doing so. None of HOGA or its affiliates may be required to disclose, produce or prepare any information, documents or other materials which were generated for analysis or discussion purposes, contain interpretative data, or are subject to the attorney-client or attorney-work-product privileges, or any other privileges to which they may be entitled pursuant to applicable law.

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

On February 5, 2019, McMoRan completed the Highlander Sale. The onshore Highlander subject interest was sold subject to the overriding royalty interest in future production held by the Royalty Trust. As a result of the Highlander Sale, HOGA has a 72 percent working interest and an approximate 48 percent net revenue interest in the onshore Highlander subject interest. The Royalty Trust continues to hold a 3.6 percent overriding royalty interest in the onshore Highlander subject interest. HOGA is the operator of the Highlander subject interest. The onshore Highlander subject interest is the only subject interest in which HOGA has an interest, as McMoRan previously had relinquished, allowed to expire or sold all of the other subject interests.

On January 19, 2023, the sole well producing from the onshore Highlander subject interest experienced an operational issue, resulting in substantial amounts of water entering the well, which caused a shut in of the well before production resumed at significantly reduced levels. Following an evaluation by HOGA’s field operations team, HOGA determined that it would be necessary to commence operations to control the water production, in expectation of eventually initiating “kill” operations on the well. HOGA informed the Trustee that the well was shut in effective March 31, 2023 and production from the well has ceased. After that time the well flowed intermittently but not on a continuous basis. In October 2023, HOGA informed the Trustee that due to the underground flow of fluids into the wellbore, the well could not be salvaged and would be required to be plugged and abandoned. HOGA subsequently informed the Trustee that operations to permanently plug and abandon the well commenced in early March 2024.

The onshore Highlander subject interest is the only subject interest that has established commercial production. Abandoning the well eliminated any production from the onshore Highlander subject interest, which also eliminated any proceeds to which the Royalty Trust would be entitled pursuant to its overriding royalty interests during the same period. Unless another well is drilled on the onshore Highlander subject interest and produces hydrocarbons in commercial quantities, the Royalty Trust does not expect to receive any income attributable to its overriding royalty interests and accordingly, does not expect to have any cash available to distribute to Royalty Trust unitholders in future periods. HOGA has informed the Trustee that a new well on the onshore Highlander subject interest was spudded on January 30, 2025; however, the future production status of this well remains unknown. Neither the Trustee nor the Royalty Trust unitholders has any right to control or influence operations of the subject interest.

Exploratory and Development Drilling. HOGA did not drill any exploration or development wells on the subject interests during the years ended December 31, 2024 and 2023. Additionally, there were no in-progress or suspended wells associated with the subject interests during the years ended December 31, 2024 and 2023.

Acreage. At December 31, 2024, HOGA owned interests in approximately 4 gas leases onshore in South Louisiana, covering approximately 4,747 gross acres (3,417 acres net to HOGA’s interests) associated with the onshore Highlander subject interest. The onshore Highlander subject interest is the only subject interest in which HOGA has an interest, as McMoRan previously had relinquished, allowed to expire or sold all of the other subject interests.

Natural Gas Reserves. In prior years, HOGA’s estimated proved reserves related to the onshore Highlander subject interest have been based upon reserve reports prepared by Netherland, Sewell & Associates, Inc. (NSAI), an independent petroleum engineering firm. Because the sole well on the onshore Highlander subject interest has been shut in, and a decision to abandon it was made in October 2023, there were no proved reserves related to the Highlander subject interest as of December 31, 2024. Accordingly, as Section 3.17 of the Royalty Trust Agreement only requires the preparation and delivery of a reserve report if there are quantifiable reserves attributable to the royalty interests as of December 31 of any year, NSAI has not provided a reserve report for the year ended December 31, 2024. NSAI prepared a letter stating there are no proved reserves associated with the onshore Highlander subject interest. A copy of NSAI’s letter is filed as an exhibit to this Form 10-K.

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

Production and Productive Well Interests. As of December 31, 2024, the only onshore Highlander subject interest that established commercial production, which began on February 25, 2015, was shut in. Prior to February 25, 2015, there had been no commercial production of hydrocarbons from any of the subject interests. Unless another well is drilled on the onshore Highlander subject interest and produces hydrocarbons in commercial quantities, the Royalty Trust does not expect to receive any income attributable to its overriding royalty interests and accordingly, does not expect to have any cash available to distribute to Royalty Trust unitholders in future periods. HOGA has informed the Trustee that a new well on the onshore Highlander subject interest was spudded on January 30, 2025; however, the future production status of this well remains unknown. Neither the Trustee nor the Royalty Trust unitholders has any right to control or influence operations of the subject interest. As there was no production in 2024, the Royalty Trust did not receive any royalties for the year ended December 31, 2024. During the year ended December 31, 2023, the Royalty Trust received royalties of $401,278 from HOGA related to 101,352 Mcf of natural gas production attributable to the onshore Highlander subject interest with average post-production costs of $0.67 per Mcf and an average receipt price of $4.63 per Mcf.

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

On February 5, 2019, McMoRan completed the Highlander Sale. The onshore Highlander subject interest was sold subject to the overriding royalty interest in future production held by the Royalty Trust. As a result of the Highlander Sale, HOGA has a 72 percent working interest and an approximate 48 percent net revenue interest in the onshore Highlander subject interest. The Royalty Trust continues to hold a 3.6 percent overriding royalty interest in the onshore Highlander subject interest. HOGA is the operator of the Highlander subject interest. The onshore Highlander subject interest is the only subject interest in which HOGA has an interest, as McMoRan previously had relinquished, allowed to expire or sold all of the other subject interests. To the extent that HOGA does not fund the exploration and development of the onshore Highlander subject interest, Royalty Trust unitholders will not realize any additional value from their investment in the Royalty Trust units.

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

The EPA has established pollution control standards for oil and gas sources under the CAA. In 2012 and 2016, the EPA adopted federal New Source Performance Standards (NSPS) that require the reduction of volatile organic compound and sulfur dioxide emissions from certain fractured and refractured natural gas wells for which well completion operations are conducted and further require that most wells use reduced emission completions, also known as “green completions.” These regulations also establish specific requirements regarding emissions from production-related wet seal and reciprocating compressors, pumps, and from pneumatic controllers and storage vessels, and for equipment leaks. These NSPS apply to sources that are newly constructed or modified after the rules’ applicability dates. More recently, the EPA adopted a final rule in 2024 that will directly regulate volatile organic compound and methane emissions from oil and gas sources constructed or modified after December 2022 and will require reductions in both pollutants through its regulation of flaring, compressors, pumps, storage vessels, process controllers, well completions and liquids unloading, and equipment leaks. Additionally, the EPA for the first time adopted emissions guidelines that will apply to existing oil and gas sources and that require reductions in volatile organic compound and methane emissions that are largely equivalent to the requirements for new sources. The existing source emissions guidelines are to be implemented through state plans, with expected compliance dates for existing sources arriving in 2029.

The EPA is also charged with establishing National Ambient Air Quality Standards (NAAQS), the implementation of which can indirectly impact HOGA’s operations. The CAA directs the EPA to review each NAAQS every five years to ensure that the standards are protective of public health and welfare. This process routinely results in the tightening of those standards, and in October 2015, the EPA lowered the ozone NAAQS from 75 to 70 parts per billion. In December 2020, the EPA published a final rule that retained without revision the 2015 NAAQS ozone standard. More recently, however, in February 2024, the EPA has announced a final rule that will lower the annual standard for fine particulate matter from 12 micrograms per cubic meter to 9 micrograms per cubic meter. State or federal implementation of the revised NAAQs in the areas in which HOGA operates could result in result in stricter permitting or regulatory requirements, delay or prohibit HOGA’s ability to obtain such permits, and result in increased expenditures for pollution control equipment. Failure to comply with air quality regulations may also result in administrative, civil, and/or criminal penalties for non-compliance.

The 2024 presidential election in the United States may impact the air quality-related requirements that apply to HOGA. The Trump Administration may adopt a different approach to many actions taken under the prior presidential administration, including the 2024 revisions to the emissions standards and guidelines for new and existing sources in the oil and gas industry, as well as the 2024 changes to the NAAQS for fine particulate matter. The outcome of the Trump Administration’s evaluation of the prior administration’s regulatory approach is not certain at this time, but President Trump has made it clear that his energy agenda prioritizes an increase in domestic oil and gas production.

Climate Change. The threat of climate change continues to attract considerable attention globally. In response to its 2009 finding that emissions of carbon dioxide, methane and other greenhouse gases (GHGs) may present an endangerment to public health and the environment, the EPA has issued regulations to restrict emissions of greenhouse gases under existing provisions of the CAA. These regulations include limits on tailpipe emissions from motor vehicles, preconstruction and operating permit requirements for certain large stationary sources, and methane emissions standards for certain new, modified and reconstructed oil and gas sources — as well as the EPA’s methane emissions guidelines for existing oil and gas sources that were adopted in 2024. The EPA also has adopted rules requiring the reporting of GHG emissions from specified large greenhouse gas emission sources in the United States, as well as certain onshore oil and natural gas production facilities, on an annual basis. On January 20, 2025, President Trump announced the withdrawal of the United States from the Paris Climate Agreement. President Trump also issued an executive order directing the EPA to review the legality and continuing applicability of its 2009 GHG endangerment finding. The outcome of that review is not currently known; however, it has the potential to eliminate the basis for the EPA’s regulation of GHGs under the CAA.

The EPA has established GHG standards for oil and gas sources based on the GHG endangerment finding. In 2024, the EPA adopted a final rule that will directly regulate volatile organic compound and methane emissions from new oil and gas sources and will require reductions in GHG and volatile organic compound emissions through its regulation of flaring, compressors, pumps, storage vessels, process controllers, well completions and liquids unloading, and equipment leaks. At the same time, the EPA adopted emissions guidelines that will apply to existing oil and gas sources and that require reductions in volatile organic compound and methane emissions that are largely equivalent to the requirements for new sources. The existing source emissions guidelines are to be implemented through state plans, with expected compliance dates for existing sources arriving in 2029.

The Inflation Reduction Act of 2022 (the IRA) included new Clean Air Act section 136(c) directing EPA to collect the Waste Emissions Charge (WEC) from facilities in the oil and gas sector that report more than 25,000 tons of carbon dioxide equivalent emissions in a calendar year. The charge will first apply to methane emissions from calendar year 2024. The charge is determined by comparing actual reported methane emissions to statutorily established “methane intensity figures” that are based on gas production or throughput, with a charge assessed for every ton of methane emissions that exceeds the facility’s allowable emissions based on the applicable methane intensity figure. The charge will be $900 per ton for 2024 emissions and will increase to $1,200 and then $1,500 per ton in subsequent years. The program includes key exemptions, most notably a regulatory compliance exemption that applies to and exempts the emissions from facilities that are subject to and in complete compliance with the EPA’s new or existing source methane requirements. The EPA adopted new rules to implement the WEC program in November 2024; however, the fate of the WEC and the EPA rules implementing the WEC is unclear. In February 2025, the United States House of Representatives and Senate both passed resolutions to repeal the EPA’s 2024 WEC rules under the Congressional Review Act (“CRA”), and on March 14, 2025 President Trump signed the resolution repealing those rules under the CRA. In addition, the United States House of Representatives and Senate may be considering amendment or repeal of certain portions of the IRA, including the statutory provisions establishing the WEC.

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

How the EPA and the USACE define “waters of the United States” (WOTUS), which defines the extent of geographic jurisdiction under the CWA, can impact HOGA’s regulatory and permitting obligations under the CWA. In 2023, the EPA and the USACE issued a final rule (2023 rule) that was described by the EPA and the USACE as following the 1986 regulations as modified by subsequent U.S. Supreme Court decisions and guidance issued by the EPA and USACE interpreting the decisions. Shortly thereafter, the Supreme Court issued its decision in Sackett II which overturned a substantial portion of the basis for the 2023 rule. The USACE and the EPA subsequently amended the 2023 rule, and excluded a number of types of wetlands and streams from CWA jurisdiction, but the rule is subject to litigation regarding the sufficiency of the agencies’ interpretation of the Sackett II decision. The 2023 rule is presently in effect in about half of the states while it is enjoined in the other half. In those states where the rule is enjoined, the EPA and the USACE define WOTUS in accordance with an earlier regulatory definition adjusted in light of the Supreme Court’s Sackett II decision. HOGA’s regulatory obligations and permitting costs will continue to be subject to remaining uncertainty around the definition of WOTUS and the scope of CWA regulation, given the ongoing litigation. To the extent that HOGA must obtain permits for the discharge of pollutants or for dredge and fill activities in wetland areas or other waters of the United States, HOGA could face increased costs and delays associated with obtaining such permits under the broader definition of WOTUS that expands the scope of CWA jurisdiction.

USACE Nationwide Permits (NWPs) are a streamlined form of permitting used to authorize activities related to development activities with minimal individual or cumulative adverse effects in wetlands or other waters of the United States under the CWA. Some NWPs are also used to authorize activities that impact traditional navigable waters under the Rivers and Harbors Act. NWP 12 will expire in March 2026 and be replaced with a new version. In addition, a federal court in Washington, D.C. is currently hearing a challenge to NWP 12. An adverse decision in the litigation may restrict or remove the ability to use NWP 12 to permit regulated impacts, resulting in the need to apply for a more time-consuming individual permit. This could result in additional cost and time for permitting projects.

In February 2025, the USACE began implementing emergency permitting procedures as directed by President Trump’s Executive Order Declaring a National Energy Emergency. This may result in substantially decreased timeframes for receiving Section 404 permits in the case of energy projects subject to the Executive Order.

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

National Environmental Policy Act. The National Environmental Policy Act (NEPA) requires the federal government to undertake an environmental review prior to making a decision on most proposed federal actions – such as permits, leases, and rights-of-way. Until 2025, agencies undertook NEPA reviews pursuant to binding regulations issued by the White House Council on Environmental Quality (CEQ) as well as pursuant to the federal agency’s own NEPA procedures. CEQ issued its rules after being directed to do so by an Executive Order issued in the Carter Administration. After two federal courts held that CEQ did not have authority to issue binding regulations, the Trump Administration revoked the Carter Administration Executive Order and directed CEQ to withdraw the regulations. In their place, agencies are directed to develop procedures that hew to the statutory text over the course of 2025 with the goal of having them finalized in early 2026. In the meantime, agencies will continue to use their own NEPA procedures and may continue to follow the CEQ regulations, using them as guidance. This may result in delays and uncertainty in permitting reviews as agencies adjust to a new NEPA approach.

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

Individual Royalty Trust unitholders who are required to file Louisiana individual income tax returns and pay Louisiana individual income tax on all or a portion of their proportionate shares of any Royalty Trust income may be subject to penalties for failure to comply with such requirements. For the year ended December 31, 2024, the highest marginal rates for the payment of Louisiana income taxes are 4.25% for individuals, trusts and estates, and 7.5% for corporations. Individual taxpayers are allowed a deduction for depletion in Louisiana. The depletion allowance available under Louisiana law is 22% of the gross income from an applicable mineral property during the tax year. Louisiana currently does not require the Royalty Trust to withhold Louisiana individual income taxes from distributions made to non-resident Royalty Trust unitholders if the Royalty Trust is treated as a grantor trust for U.S. federal income tax purposes. Individual Royalty Trust unitholders who are legal residents of a state other than Louisiana may be subject to state and local individual income taxes, if any, in their states of residence on their receipt of any income from the Royalty Trust.

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

On January 19, 2023, the sole well producing from the onshore Highlander subject interest experienced an operational issue, resulting in substantial amounts of water entering the well, which caused a shut in of the well before production resumed at significantly reduced levels. Following an evaluation by HOGA’s field operations team, HOGA determined that it would be necessary to commence operations to control the water production, in expectation of eventually initiating “kill” operations on the well. HOGA informed the Trustee that the well was shut in effective March 31, 2023 and production from the well has ceased. After that time the well flowed intermittently but not on a continuous basis. In October 2023, HOGA informed the Trustee that due to the underground flow of fluids into the wellbore, the well could not be salvaged and would be required to be plugged and abandoned. HOGA subsequently informed the Trustee that operations to permanently plug and abandon the well commenced in early March 2024.

The onshore Highlander subject interest is the only subject interest that has established commercial production. Abandoning the well eliminated any production from the onshore Highlander subject interest, which also eliminated any proceeds to which the Royalty Trust would be entitled pursuant to its overriding royalty interests. Unless another well is drilled on the onshore Highlander subject interest and produces hydrocarbons in commercial quantities, the Royalty Trust does not expect to receive any income attributable to its overriding royalty interests and accordingly, does not expect to have any cash available to distribute to Royalty Trust unitholders in future periods. HOGA has informed the Trustee that a new well on the onshore Highlander subject interest was spudded on January 30, 2025; however, the future production status of this well remains unknown. Neither the Trustee nor the Royalty Trust unitholders has any right to control or influence operations of the subject interest.

The value of the Royalty Trust units is uncertain.

The Royalty Trust’s only assets and sources of income are the overriding royalty interests burdening the onshore Highlander subject interest. The onshore Highlander subject interest is the only subject interest in which HOGA has an interest, as McMoRan previously had relinquished, allowed to expire or sold all of the other subject interests. The overriding royalty interests entitle the Royalty Trust to receive a portion of the proceeds derived from the sale of hydrocarbons associated with the subject interests, if any.

The Royalty Trust has no ability to direct or influence the exploration or development of the subject interests. In addition, HOGA is not under any obligation to fund or to commit any resources to the exploration or development of the subject interests.

To the extent that HOGA does not fund the exploration and development of the onshore Highlander subject interest, or if for any other reason sufficient production from the onshore Highlander subject interest is not achieved and maintained in commercial quantities, Royalty Trust unitholders will not realize any additional value from their investment in the Royalty Trust units.

Future Royalty Trust distributions are uncertain because the Royalty Trust does not control the operations of the subject interests and any royalties received must exceed administrative expenses, any indebtedness and a minimum cash requirement.

The Royalty Trust has no control over the operations of the subject interests, which are necessary to generate any royalties to be distributed to the Royalty Trust unitholders. In addition, any royalties received by the Royalty Trust must first be used to (i) satisfy Royalty Trust administrative expenses and (ii) reduce Royalty Trust indebtedness. Lastly, the Trustee has established a minimum cash reserve of $302,500 as of December 31, 2024. As a result, distributions will be made to Royalty Trust unitholders only when royalties received less administrative expenses incurred and repayment of all indebtedness exceeds the minimum cash reserve.

Although distributions were paid to Royalty Trust unitholders in 2021, 2022 and the first quarter of 2023, distributions may not necessarily be made in the future. As a result of the abandonment of the sole well producing on the onshore Highlander subject interest, the Royalty Trust does not expect to receive any income attributable to its overriding royalty interests and accordingly, does not expect to have any cash available to distribute to Royalty Trust unitholders in future periods, unless another well is drilled on the onshore Highlander subject interest and produces hydrocarbons in commercial quantities. HOGA informed the Trustee that a new well on the onshore Highlander subject interest was spudded on January 30, 2025; however, the future production status of this well remains unknown. The Royalty Trust’s only other sources of liquidity are mandatory annual contributions, any loans and the required standby reserve account or letter of credit from HOGA. As a result, any material adverse change in HOGA’s financial condition or results of operations could materially and adversely affect the Royalty Trust and the Royalty Trust units.

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

Natural gas prices fluctuate widely in response to relatively minor changes in supply, market uncertainty and a variety of additional factors that are beyond the control of HOGA and the Royalty Trust. These factors include, among others:

●	regional, domestic and foreign supply of, and demand for, natural gas, as well as perceptions of supply of, and demand for, natural gas;

●	U.S. and worldwide political and economic conditions;

●	trade barriers and tariffs;

●	the armed conflicts between Russia and Ukraine and between Israel and Iran and its proxies and the potential destabilizing effects such conflicts may pose for the global natural gas markets;

●	the occurrence or threat of epidemic or pandemic diseases or other public health event, or any government response to such occurrence or threat;

●	weather conditions and seasonal trends;

●	anticipated future prices of natural gas, alternative fuels and other commodities;

●	technological advances affecting energy consumption and energy supply;

●	the proximity, capacity, cost and availability of pipeline infrastructure, treating, transportation and refining capacity;

●	natural disasters and other acts of force majeure;

●	domestic and foreign governmental regulations and taxation;

●	energy conservation and environmental measures; and

●	the price and availability of alternative fuels.

These factors and the volatility of the energy markets make it extremely difficult to predict future natural gas price movements with any certainty. During 2024, the New York Mercantile Exchange (NYMEX) natural gas price fluctuated from a low of $1.21 per MMBtu to a high of $13.20 per MMBtu. On March 24, 2025, the NYMEX natural gas price was $4.03 per MMBtu. Royalties that the Royalty Trust receives from its share of production will be reduced as a result of lower natural gas prices. As a result, future distributions from the Royalty Trust to its unitholders could be reduced or discontinued. In addition, lower oil and natural gas prices reduce the likelihood that the onshore Highlander subject interest will be developed or that any oil or natural gas discovered will be economic to produce. The volatility of energy prices reduces the accuracy of estimates of future cash distributions to the Royalty Trust unitholders and could affect the value of the Royalty Trust units.

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

The threat of climate change continues to attract considerable attention globally. In response to its 2009 finding that emissions of carbon dioxide, methane and other greenhouse gases (“GHGs”) may present an endangerment to public health and the environment, the EPA has issued regulations to restrict emissions of greenhouse gases under existing provisions of the CAA. These regulations include limits on tailpipe emissions from motor vehicles, preconstruction and operating permit requirements for certain large stationary sources, and methane emissions standards for certain new, modified and reconstructed oil and gas sources — as well as the EPA’s methane emissions guidelines for existing oil and gas sources that were adopted in 2024. The EPA also has adopted rules requiring the reporting of GHG emissions from specified large greenhouse gas emission sources in the United States, as well as certain onshore oil and natural gas production facilities, on an annual basis. In addition to this direct regulation of oil and gas sources, the EPA has recently proposed rules to implement the mandatory Waste Emissions Charge under the Inflation Reduction Act of 2022, which will charge a fee based on the methane emissions from applicable facilities in the oil and gas sector starting in 2024.

On January 20, 2025, President Trump announced the withdrawal of the United States from the Paris Climate Agreement. President Trump also issued an executive order directing the EPA to review the legality and continuing applicability of its 2009 GHG endangerment finding. The outcome of that review is not currently known; however, it has the potential to eliminate the basis for the EPA’s regulation of GHGs under the CAA.

The EPA has established GHG standards for oil and gas sources under the CAA based on its endangerment finding. In 2024, the EPA adopted a final rule that will directly regulate volatile organic compound and methane emissions from new oil and gas sources and will require further emissions reductions through its regulation of flaring, compressors, pumps, storage vessels, process controllers, well completions and liquids unloading, and equipment leaks. At the same time, the EPA adopted emissions guidelines that will apply to existing oil and gas sources and that require reductions in volatile organic compound and methane emissions that are largely equivalent to the requirements for new sources. The existing source emissions guidelines are to be implemented through state plans, with expected compliance dates for existing sources arriving in 2029.

The Inflation Reduction Act of 2022 (the IRA) included new CAA section 136(c) directing the EPA to collect the Waste Emissions Charge (WEC) from facilities in the oil and gas sector that report more than 25,000 tons of carbon dioxide equivalent emissions in a calendar year. The charge will first apply to methane emissions from calendar year 2024. The charge is determined by comparing actual reported methane emissions to statutorily established “methane intensity figures” that are based on gas production or throughput, with a charge assessed for every ton of methane emissions that exceeds the facility’s allowable emissions based on the applicable methane intensity figure. The charge will be $900 per ton for 2024 emissions and will increase to $1,200 and then $1,500 per ton in subsequent years. The program includes key exemptions, most notably a regulatory compliance exemption that applies to and exempts the emissions from facilities that are subject to and in complete compliance with the EPA’s new or existing source methane requirements. The EPA adopted new rules to implement the WEC program in November 2024. The EPA adopted new rules to implement the WEC program in November 2024. The fate of the WEC and the EPA rules implementing the WEC is unclear. In February 2025, the United States House of Representatives and Senate both passed resolutions to repeal the EPA’s 2024 WEC rules under the Congressional Review Act (CRA), and on March 14, 2025 President Trump signed the resolution repealing those rules under the CRA. In addition, the United States House of Representatives and Senate may be considering amendment or repeal of certain portions of the IRA, including the statutory provisions establishing the WEC. As a result, the legislative face of the WEC is unclear.

Additionally, more than one-third of the states have begun taking actions to control and/or reduce emissions of GHGs, primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs. Although most of the state-level initiatives have to date focused on large sources of GHG emissions, such as coal-fired electric plants, it is possible that smaller sources of emissions could become subject to GHG emission limitations or allowance purchase requirements in the future. In addition, Congress may consider adopting legislation to reduce emissions of greenhouse gases. Any one of these climate change regulatory and legislative initiatives could have a material adverse effect on HOGA’s business, capital expenditures, financial condition and results of operations.

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

The Royalty Trust unitholders may experience fluctuations in the market price and volume of the trading market for the Royalty Trust units for many reasons, including, without limitation:

●	as a result of other risk factors discussed in this Form 10-K;

●	the failure of the onshore Highlander subject interest to produce hydrocarbons;

●	decisions by HOGA to delay or not to pursue the exploration or development of the onshore Highlander subject interest;

●	reasons unrelated to operational performance, such as reports by industry analysts, investor perceptions, or announcements by competitors regarding their own performance;

●	legal or regulatory changes that could impact the business of HOGA; and

●	general economic, securities markets and industry conditions.

Fluctuations in the volume of the trading market may have a negative effect on the market price for the Royalty Trust units. Accordingly, Royalty Trust unitholders may not be able to realize a fair price when they determine to sell their Royalty Trust units or may have to hold them for a substantial period of time until the market for the Royalty Trust units improves, if it does at all. HOGA has a call right with respect to the outstanding Royalty Trust units at $10 per Royalty Trust unit. This call right could impose a ceiling on the price of the Royalty Trust units. In addition, if the Royalty Trust units are then listed for trading or admitted for quotation on a national securities exchange or any quotation system and the volume-weighted average price per Royalty Trust unit is equal to $0.25 or less for the immediately preceding consecutive nine-month period, HOGA may purchase all, but not less than all, of the outstanding Royalty Trust units at a price of $0.25 per Royalty Trust unit so long as HOGA tenders payment within 30 days following the end of such nine-month period. See Part I, Items 1. and 2. “Business and Properties – The Royalty Trust – The Royalty Trust Agreement – HOGA Call Rights” of this Form 10-K. In addition, Royalty Trust unitholders may incur brokerage charges in connection with the resale of the Royalty Trust units, which in some cases could exceed the proceeds realized by a holder from the resale of its Royalty Trust units.

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

Risks Related to the Royalty Trust Structure

The Royalty Trust is dependent on HOGA for funding unless royalty income from production on the onshore Highlander subject interest is sufficient to cover the Royalty Trust’s administrative expenses.

Pursuant to the Royalty Trust Agreement, the Depositor has agreed to pay annual trust expenses up to a maximum amount of $350,000, with no right of repayment or interest due, to the extent the Royalty Trust lacks sufficient funds to pay administrative expenses. On February 1, 2024, pursuant to this provision, FCX contributed approximately $166,000 for the payment of trust expenses incurred during the year ended December 31, 2023, and contributed the maximum of $350,000 for the payment of trust expenses incurred during the year ended December 31, 2024. In addition to such annual contributions, the Depositor has agreed to lend money, on an unsecured, interest-free basis, to the Royalty Trust to fund the Royalty Trust’s ordinary administrative expenses as set forth in the Royalty Trust Agreement. All funds the Trustee borrows to cover expenses or liabilities, whether from the Depositor or from any other source, must be repaid before the Royalty Trust unitholders will receive any distributions. FCX loaned the Royalty Trust $200,000 during the year ended December 31, 2024. No loans or repayments were made during the year ended December 31, 2023. Pursuant to the Assignment, as of December 31, 2024, FCX assigned to HOGA the promissory note relating to the outstanding loan to the Royalty Trust. To the extent annual trust expenses exceed $350,000, the Royalty Trust may be required to borrow funds from HOGA in the future.

Pursuant to the Royalty Trust Agreement, the Depositor also agreed to provide and maintain a $1.0 million stand-by reserve account or an equivalent letter of credit for the benefit of the Royalty Trust to enable the Trustee to draw on such reserve account or letter of credit to pay obligations of the Royalty Trust if its funds are inadequate to pay its obligations at any time. Currently, with the consent of the Trustee, HOGA may reduce the reserve account or substitute a letter of credit with a different face amount for the original letter of credit or any substitute letter of credit. In connection with this arrangement, FCX provided $1.0 million in the form of a reserve fund cash account to the Royalty Trust. As of December 31, 2024, the Royalty Trust had used $151,632 from the reserve account, and the Depositor had not requested a reduction of such reserve account. Effective December 31, 2024, pursuant to the Assignment, FCX assigned its right, title and interest in the stand-by reserve account to HOGA, and HOGA assumed the responsibility to maintain the stand-by reserve account from FCX.

HOGA is a substantially smaller entity than FCX and does not have the same financial resources as FCX. Additionally, if any material adverse change in HOGA’s financial condition or results of operations causes HOGA to be unable to fund the exploration and development of the onshore Highlander subject interest, or if for any other reason sufficient production from the onshore Highlander subject interest is not reestablished and maintained in commercial quantities, Royalty Trust unitholders will not realize any additional value from their investment in the Royalty Trust units.

HOGA’s interests and the interests of the Royalty Trust unitholders may not always be aligned.

HOGA’s interests and the interests of the Royalty Trust unitholders are not completely aligned. For example, in setting budgets for development and production expenditures for HOGA’s properties, including the onshore Highlander subject interest, HOGA may make decisions that could adversely affect future production from the onshore Highlander subject interest, including a decision not to drill another well on the onshore Highlander subject interest.

HOGA may at any time transfer all or part of the onshore Highlander subject interest and will not have control or influence over the activities related to the subject interests it does not operate.

On February 5, 2019, McMoRan completed the sale of all of its rights, title and interest in and to the onshore Highlander subject interest pursuant to a purchase and sale agreement with HOGA. The onshore Highlander subject interest was sold subject to the overriding royalty interest in future production held by the Royalty Trust. As a result of the Highlander Sale, HOGA has a 72 percent working interest and an approximate 48 percent net revenue interest in the onshore Highlander subject interest. The Royalty Trust continues to hold a 3.6 percent overriding royalty interest in the onshore Highlander subject interest. HOGA is the operator of the Highlander subject interest. The onshore Highlander subject interest is the only subject interest in which HOGA has an interest, as McMoRan previously had relinquished, allowed to expire or sold all of the other subject interests.

HOGA may at any time transfer all or part of the onshore Highlander subject interest. The Royalty Trust unitholders are not entitled to vote on any transfer, and the Royalty Trust will not receive any proceeds from the transfer of the subject interest. Following any such transfer, the onshore Highlander subject interest would continue to be subject to the overriding royalty interests, but the net proceeds from the transferred subject interests would be calculated separately and paid by the transferee. Unless HOGA and the transferee agree otherwise, the transferee would be responsible for all of HOGA’s obligations relating to the overriding royalty interests on the subject interest transferred, and HOGA would have no continuing obligation to the Royalty Trust for the subject interest. Any purchaser could have a weaker financial position and/or be less experienced in natural gas development and production than HOGA.

The Royalty Trust is limited in duration, may be dissolved upon certain events and the Royalty Trust units are subject to call features.

The Royalty Trust will dissolve on the earliest to occur of (i) June 3, 2033, (ii) the sale of all of the overriding royalty interests, (iii) the election of the Trustee following its resignation for cause (as more fully described in the Royalty Trust Agreement), (iv) a vote of the holders of 66⅔% or more of the outstanding Royalty Trust units held by persons other than FCX, any of its affiliates, or HOGA, at a duly called meeting of the Royalty Trust unitholders at which a quorum is present, or (v) the exercise by HOGA of the right to call all of the Royalty Trust units as described in the next paragraph. The overriding royalty interests terminate upon the termination of the Royalty Trust, other than in certain limited circumstances where the Royalty Trust has been permitted to transfer the overriding royalty interests to a third party pursuant to the terms of the Royalty Trust Agreement (in which case the overriding royalty interests may extend through June 3, 2033).

HOGA has a call right with respect to the outstanding Royalty Trust units at $10 per Royalty Trust unit. In addition, if the Royalty Trust units are then listed for trading or admitted for quotation on a national securities exchange or any quotation system and the volume-weighted average price per Royalty Trust unit is equal to $0.25 or less for the immediately preceding consecutive nine-month period, HOGA may purchase all, but not less than all, of the outstanding Royalty Trust units at a price of $0.25 per Royalty Trust unit so long as HOGA tenders payment within 30 days following the end of such nine-month period.

The Royalty Trust is passive in nature and neither the Royalty Trust nor the Royalty Trust unitholders have any ability to influence HOGA or to control the development or operation of the onshore Highlander subject interest.

The Royalty Trust units are a passive investment that entitle the Royalty Trust unitholders only to receive cash distributions, if any, from the overriding royalty interests. Royalty Trust unitholders have no voting rights with respect to HOGA and, therefore, have no managerial, contractual or other ability to influence HOGA’s activities or the development or operations of the onshore Highlander subject interest. Additionally, HOGA is not under any obligation to fund or to commit any resources to the exploration or development of the onshore Highlander subject interest.

HOGA or FCX may sell Royalty Trust units in the public or private markets, and any such sales may have a material adverse effect on the trading price of the Royalty Trust units.

At December 31, 2024, the Royalty Trust had 230,172,696 Royalty Trust units outstanding. In connection with the Highlander Sale on February 5, 2019, McMoRan assigned 31,143,150 Royalty Trust units to HOGA and retained 31,143,149 Royalty Trust units. HOGA and FCX each hold 13.5% of the outstanding Royalty Trust units. HOGA or FCX may sell Royalty Trust units in the public or private markets. Any such sales may have a material adverse effect on the trading price of the Royalty Trust units. A small number of other Royalty Trust unitholders also hold significant percentages of the outstanding Royalty Trust units, and sales by such holders also may have a material adverse effect on the trading price of the Royalty Trust units. See Part III, Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Royalty Trust Unitholder Matters” of this Form 10-K.

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

Risks Related to Cybersecurity

Cybersecurity incidents or other failures in telecommunications or information technology systems could result in information theft, data corruption and significant disruption of the respective operations of the Trustee and HOGA as they relate to the Royalty Trust.

Each of the Trustee and HOGA depend heavily upon information technology systems and networks in connection with their respective business activities as they relate to the Royalty Trust. Despite any security measures implemented, events such as the loss or theft of back-up tapes or other data storage media could occur, and computer systems could be subject to physical and electronic break-ins, cyber-attacks and similar disruptions from unauthorized tampering, including threats that may come from external factors, such as governments, organized crime, hackers and third parties to whom certain functions are outsourced, or may originate internally from within the respective companies.

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

The availability and extent of percentage depletion deductions to the Royalty Trust unitholders for any taxable year is uncertain.

Payments out of production that are received by a Royalty Trust unitholder in respect of a mineral royalty interest for U.S. federal income tax purposes are taxable under current law as ordinary income subject to an allowance for cost or percentage depletion in respect of such income. The rules with respect to this depletion allowance are complex and must be computed separately by each Royalty Trust unitholder and not by the Royalty Trust for each natural gas property. As a result, the availability or extent of percentage depletion deductions to the Royalty Trust unitholders for any taxable year is uncertain.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

The Royalty Trust has no directors or executive officers. The affairs of the Royalty Trust are managed by the Trustee. The Royalty Trust falls under the cybersecurity program of The Bank of New York Mellon Corporation (BNY Mellon), the parent corporation of The Bank of New York Mellon Trust Company, N.A. As further described in its 2024 Annual Report, BNY Mellon maintains a broad range of defenses aimed at remaining abreast of and responding to evolving cybersecurity threats impacting it, its operations, its clients, its third-party service providers and the broader financial services sector.

Risk Management Strategy and Procedures

BNY Mellon has implemented policies and procedures designed to detect, prevent and respond to malicious and accidental disruptions to the delivery of critical technology services. BNY Mellon’s cybersecurity risk management program is embedded in its three lines of defense model.

As part of its first line of defense, BNY Mellon maintains a dedicated Information Security Division (ISD), led by the Chief Information Security Officer (the CISO), that is responsible for the day-to-day management of risks from cybersecurity threats. ISD’s responsibilities include cybersecurity threat intelligence, incident response and other cybersecurity operations aimed at enabling BNY Mellon to identify, assess and manage existing and emerging cybersecurity threats. ISD monitors for potential threats and communicates relevant risks to the CISO and other members of executive management. Additionally, ISD maintains a cybersecurity incident response and reporting process pursuant to which cybersecurity incidents are classified according to their severity based upon an assessment of multiple factors. Certain cybersecurity incidents may activate enterprise-wide resiliency processes, which include, among other things, escalation through the management and Board committee structures described below. In addition, BNY Mellon maintains a preparedness program designed to reinforce cybersecurity risk management practices and compliance with BNY Mellon’s policies and procedures. The preparedness program includes mandatory training for all employees, contractors and consultants, enhanced training for those in roles presenting higher risk, calibrated phishing email simulations, distribution of information security awareness materials and cybersecurity event simulation exercises. In addition, BNY Mellon leverages both internal and external assessments and engages with third-party assessors, consultants and auditors to evaluate and test its cybersecurity controls and provide guidance on potential improvements, including design and operating effectiveness. BNY Mellon has standing arrangements with third parties to assist BNY Mellon in identifying, assessing and managing cybersecurity threats, including in connection with risk assessments, penetration testing, legal advice and other aspects of BNY Mellon’s cybersecurity risk management and incident response processes.

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

BNY Mellon’s Technology Risk Committee is the most senior governance committee primarily focused on cybersecurity and technology risk issues and is a part of the second line of defense risk function. It is responsible for, among other things, overseeing and reviewing emerging cybersecurity risks, significant cybersecurity incidents and remediation plans. The Technology Risk Committee receives reports from management and has protocols for escalating certain issues and risks to the Senior Risk and Control Committee and the Risk Committee of the Board. The Technology Risk Committee is chaired by the interim Chief Technology Risk Officer. Members include key leaders from the first line of defense, including the CISO.

BNY Mellon’s CIO, CISO and interim Chief Technology Risk Officer each have extensive experience in assessing and managing risks from cybersecurity threats. BNY Mellon’s CISO joined BNY Mellon in 2022 and previously served as head of information security at a Fortune 500 biopharmaceutical company and an information technology company, as well as the Global Chief Technology Officer at a large cybersecurity company. BNY Mellon’s CIO joined BNY Mellon in September 2024 from a large multinational company, where she was responsible for overseeing information technology and cybersecurity operations. BNY Mellon’s interim Chief Technology Risk Officer joined BNY Mellon in November 2024 and has previous experience as Global Head of Cyber, Technology and Information Security Risk Management at a global systemically important financial institution and over a decade of experience serving the U.S. intelligence community in a variety of cybersecurity-related positions.

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

	2024		2023
	High	Low	High	Low
First Quarter	$0.01	$0.01	$0.05	$0.01
Second Quarter	0.02	0.01	0.02	0.01
Third Quarter	0.02	0.01	0.02	0.01
Fourth Quarter	$0.04	$0.01	$0.02	$0.01

As of March 25, 2025, there were 230,172,696 Royalty Trust units outstanding and 4,260 Royalty Trust unitholders of record.

Recent Sales of Unregistered Securities and Royalty Trust Unitholder Matters

There were no equity securities sold by the Royalty Trust during the year ended December 31, 2024. At December 31, 2024, the Royalty Trust had 230,172,696 Royalty Trust units outstanding.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Purchases of Royalty Trust Units by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved]

Item 7. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

You should read the following discussion in conjunction with Part II, Item 8. “Financial Statements and Supplementary Data” and Part I, Items 1. and 2. “Business and Properties” of this Form 10-K. The results of operations reported and summarized below are not necessarily indicative of future operating results. Unless otherwise specified, all references to “Notes” refer to Notes to Financial Statements located in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K. A glossary of definitions for some of the oil and gas industry terms used in this Form 10-K is provided beginning on page 2. Additionally, please refer to the section above entitled “Forward-Looking Statements” in this Form 10-K. The information below has been furnished to the Trustee by Highlander Oil & Gas Assets LLC (HOGA). In this Form 10-K, the “Depositor” refers to Freeport-McMoRan Inc. (FCX), for all periods ending prior to the Effective Date (defined below), and to HOGA, for all periods beginning on and after the Effective Date; and the “Grantor” refers to McMoRan Oil & Gas LLC (McMoRan), for all periods ending prior to the Effective Date, and to HOGA, for all periods beginning on and after the Effective Date.

Business Overview

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

In connection with the merger, on June 3, 2013, (1) FCX, as depositor, McMoRan, as grantor, the Trustee and the Delaware Trustee entered into the amended and restated royalty trust agreement to govern the Royalty Trust and the respective rights and obligations of FCX, the Trustee, the Delaware Trustee, and the Royalty Trust unitholders with respect to the Royalty Trust (the Royalty Trust Agreement); and (2) McMoRan, as grantor, and the Royalty Trust, as grantee, entered into the master conveyance of overriding royalty interests (the master conveyance) pursuant to which McMoRan conveyed to the Royalty Trust the overriding royalty interests in future production from the subject interests. Other than (a) its formation, (b) its receipt of contributions and loans from the Depositor for administrative and other expenses as provided for in the Royalty Trust Agreement, (c) its payment of such administrative and other expenses, (d) its repayment of loans from the Depositor, (e) its receipt of the conveyance of the overriding royalty interests from McMoRan pursuant to the master conveyance, (f) its receipt of royalties from McMoRan or HOGA, and (g) its cash distributions to Royalty Trust unitholders, if any, the Royalty Trust has not conducted any activities. The Trustee has no involvement with, control over, or responsibility for, any aspect of any operations on or relating to the subject interests.

On February 5, 2019, McMoRan completed the sale of all of its rights, title and interest in and to the onshore Highlander subject interest pursuant to a purchase and sale agreement with HOGA (the Highlander Sale). The onshore Highlander subject interest was sold subject to the overriding royalty interest in future production held by the Royalty Trust. As a result of the Highlander Sale, HOGA has a 72 percent working interest and an approximate 48 percent net revenue interest in the onshore Highlander subject interest. The Royalty Trust continues to hold a 3.6 percent overriding royalty interest in the onshore Highlander subject interest. HOGA is the operator of the Highlander subject interest. The onshore Highlander subject interest is the only subject interest in which HOGA has an interest, as McMoRan previously had relinquished, allowed to expire or sold all of the other subject interests.

Effective December 31, 2024 (the Effective Date), FCX, McMoRan and HOGA entered into an Assignment and Assumption Agreement and Bill of Sale, pursuant to which (1) FCX assigned to HOGA, and HOGA assumed, all of the financial and other obligations of FCX as depositor under the Royalty Trust Agreement, and (2) McMoRan assigned to HOGA, and HOGA assumed, all of the rights and obligations of McMoRan as grantor under the Royalty Trust Agreement and the master conveyance that were not previously assumed by HOGA at the time of the Highlander Sale (collectively, the Assignment). Notwithstanding the Assignment, FCX remains obligated to perform the financial and other obligations owed to the Royalty Trust by the depositor under the Royalty Trust Agreement, if HOGA were to be unable to fully perform such obligations in the future.

The Royalty Trust has no ability to direct or influence the exploration or development of the onshore Highlander subject interest. In addition, HOGA is under no obligation to fund or to commit any other resources to the exploration or development of the onshore Highlander subject interest. To the extent that HOGA does not fund further exploration and development of the onshore Highlander subject interest, or if for any other reason sufficient production from the onshore Highlander subject interest is not maintained in commercial quantities, Royalty Trust unitholders will not realize any additional value from their investment in the Royalty Trust units.

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

OPERATIONAL ACTIVITIES

Status of the Onshore Highlander Subject Interest

On January 19, 2023, the sole well producing from the onshore Highlander subject interest experienced an operational issue, resulting in substantial amounts of water entering the well, which caused a shut in of the well before production resumed at significantly reduced levels. Following an evaluation by HOGA’s field operations team, HOGA determined that it would be necessary to commence operations to control the water production, in expectation of eventually initiating “kill” operations on the well. HOGA informed the Trustee that the well was shut in effective March 31, 2023 and production from the well has ceased. After that time the well flowed intermittently but not on a continuous basis. In October 2023, HOGA informed the Trustee that due to the underground flow of fluids into the wellbore, the well could not be salvaged and would be required to be plugged and abandoned. HOGA subsequently informed the Trustee that operations to permanently plug and abandon the well commenced in early March 2024.

The onshore Highlander subject interest is the only subject interest that has established commercial production. Abandoning the well eliminated any production from the onshore Highlander subject interest, which also eliminated any proceeds to which the Royalty Trust would be entitled pursuant to its overriding royalty interests during the same period. Unless another well is drilled on the onshore Highlander subject interest and produces hydrocarbons in commercial quantities, the Royalty Trust does not expect to receive any income attributable to its overriding royalty interests and accordingly, does not expect to have any cash available to distribute to Royalty Trust unitholders in future periods. HOGA informed the Trustee that a new well on the onshore Highlander subject interest was spudded on January 30, 2025; however, the future production status of this well remains unknown. Neither the Trustee nor the Royalty Trust unitholders has any right to control or influence operations of the subject interest.

Oil and Gas Activities

For additional information regarding HOGA’s current oil and gas activities in relation to the onshore Highlander subject interest, see Part I, Items 1. and 2. “Business and Properties – The Subject Interests – Exploratory and Development Drilling” and Part I, Item 1A. “Risk Factors” of this Form 10-K.

Production

For information regarding HOGA’s production, see “Results of Operations” in this section of this Form 10-K.

Acreage Position

For information regarding HOGA’s acreage position, see Part I, Items 1. and 2. “Business and Properties – The Subject Interests – Acreage” of this Form 10-K.

RESULTS OF OPERATIONS

Royalty Income. The onshore Highlander subject interest began commercial production on February 25, 2015. Prior to this date there had been no commercial production of hydrocarbons from any of the subject interests. As there was no production in 2024, the Royalty Trust did not receive any royalties for the year ended December 31, 2024. During the year ended December 31, 2023, the Royalty Trust received royalties of $401,278 from HOGA related to 101,352 Mcf of natural gas production attributable to the onshore Highlander subject interest with average post-production costs of $0.67 per Mcf and an average receipt price of $4.63 per Mcf. Royalty income was lower during the year ended December 31, 2024, as compared to the year ended December 31, 2023 due to the well being shut-in.

Administrative Expenses. For the years ended December 31, 2024 and 2023, the Royalty Trust paid administrative expenses of $899,455 and $469,821, respectively. Administrative expenses, which consisted primarily of audit, legal and trustee expenses incurred in connection with the administration of the Royalty Trust, were higher in 2024 compared to 2023 because no administrative fees were paid in the fourth quarter of 2023. Fourth quarter 2023 administrative expenses were paid in the first quarter of 2024, when the Royalty Trust borrowed funds from FCX.

LIQUIDITY AND CAPITAL RESOURCES

Pursuant to the Royalty Trust Agreement, the Depositor has agreed to pay annual trust expenses up to $350,000, with no right of repayment or interest due, to the extent the Royalty Trust lacks sufficient funds to pay administrative expenses. On February 1, 2024, pursuant to this provision, FCX contributed approximately $166,000 for the payment of trust expenses incurred during the year ended December 31, 2023, and contributed the maximum of $350,000 for the payment of trust expenses incurred during the year ended December 31, 2024. In addition to such annual contributions, the Depositor has agreed to lend money, on an unsecured, interest-free basis, to the Royalty Trust to fund the Royalty Trust’s ordinary administrative expenses as set forth in the Royalty Trust Agreement. All funds the Trustee borrows to cover expenses or liabilities, whether from the Depositor or from any other source, must be repaid before the Royalty Trust unitholders will receive any distributions. FCX loaned the Royalty Trust $200,000 during the year ended December 31, 2024. No loans or repayments were made during the year ended December 31, 2023. Pursuant to the Assignment, as of December 31, 2024, FCX assigned to HOGA the promissory note relating to the outstanding loan to the Royalty Trust. To the extent annual trust expenses exceed $350,000, the Royalty Trust may be required to borrow funds from HOGA in the future.

Pursuant to the Royalty Trust Agreement, the Depositor also agreed to provide and maintain a $1.0 million stand-by reserve account or an equivalent letter of credit for the benefit of the Royalty Trust to enable the Trustee to draw on such reserve account or letter of credit to pay obligations of the Royalty Trust if its funds are inadequate to pay its obligations at any time. Currently, with the consent of the Trustee, HOGA may reduce the reserve account or substitute a letter of credit with a different face amount for the original letter of credit or any substitute letter of credit. In connection with this arrangement, FCX provided $1.0 million in the form of a reserve fund cash account to the Royalty Trust. As of December 31, 2024, the Royalty Trust had used $151,632 from the reserve account, and the Depositor had not requested a reduction of such reserve account. Effective December 31, 2024, pursuant to the Assignment, FCX assigned its right, title and interest in the stand-by reserve account to HOGA, and HOGA assumed the responsibility to maintain the stand-by reserve account from FCX.

In connection with the completion of the Highlander Sale, HOGA assumed all administrative and reporting responsibilities with respect to the Royalty Trust, including those described in Article III of the Royalty Trust Agreement.

Royalties are paid to the Royalty Trust on the last day of the month following the month in which production payments are received by the Grantor in accordance with the terms of the master conveyance. In accordance with the master conveyance. The Royalty Trust did not receive any royalties in 2024, as the well was shut-in. The Royalty Trust received royalties from HOGA of $401,278 during the year ended December 31, 2023 due to production from the onshore Highlander subject interest.

Royalties received by the Royalty Trust must first be used to (i) satisfy Royalty Trust administrative expenses and (ii) reduce Royalty Trust indebtedness. The Royalty Trust has an outstanding note payable to HOGA of $200,000 outstanding as of December 31, 2024. The Royalty Trust had no indebtedness outstanding as of December 31, 2023. As of December 31, 2024, the Trustee has established a minimum cash reserve of $302,500. As a result, distributions will be made to Royalty Trust unitholders only when royalties received less administrative expenses incurred and repayment of any indebtedness exceeds the minimum cash reserve.

Commencing with the distribution to Royalty Trust unitholders in the first quarter of 2022, the Royalty Trust withheld $8,750 from the funds otherwise available for distribution each quarter through the first quarter of 2023, with the intent of gradually building a cash reserve of approximately $350,000. As no proceeds have been available for distribution since the first quarter of 2023, the Royalty Trust has not withheld any funds for the cash reserve with respect to those periods. Unless another well is drilled on the onshore Highlander subject interest and produces hydrocarbons in commercial quantities as discussed in “Operational Activities – Status of the Onshore Highlander Subject Interest” above, the Royalty Trust does not intend to withhold funds for the cash reserve as the Royalty Trust does not expect to have any cash available to distribute to Royalty Trust unitholders in future periods. This cash is reserved for the payment of future known, anticipated or contingent expenses or liabilities of the Royalty Trust. The Trustee may increase or decrease the targeted cash reserve amount at any time, and may increase or decrease the rate at which it is withholding funds to build the cash reserve at any time, without advance notice to the Royalty Trust unitholders. Cash held in reserve will be invested as required by the Royalty Trust Agreement. Any cash reserved in excess of the amount necessary to pay or provide for the payment of future known, anticipated or contingent expenses or liabilities eventually will be distributed to Royalty Trust unitholders, together with interest earned on the funds.

There was no distributable income in 2024. Distributable income totaled $197,331 for the year ended December 31, 2023. These distributions are not necessarily indicative of future distributions. The Royalty Trust’s only other sources of liquidity are mandatory annual contributions, any loans and the required standby reserve account or letter of credit from HOGA. As a result, any material adverse change in HOGA’s financial condition or results of operations could materially and adversely affect the Royalty Trust and the underlying Royalty Trust units. See Part I, Item 1A. “Risk Factors” of this Form 10-K for more information.

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

The Royalty Trust evaluates the carrying values of the overriding royalty interests in the subject interests for impairment if conditions indicate that potential uncertainty exists regarding the Royalty Trust’s ability to recover its recorded amounts related to the overriding royalty interests. Indications of potential impairment with respect to the overriding royalty interests can include, among other things, subject interest lease expirations, reductions in estimated reserve quantities or resource potential, changes in estimated future oil and gas prices, exploration costs, and/or drilling plans, and other matters that arise that could negatively impact the carrying values of the overriding royalty interests. If an impairment event occurs and it is determined that the carrying value of the Royalty Trust’s overriding royalty interests in the subject interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the overriding royalty interests in the subject interests exceeds the fair value of these assets, which would be measured by discounting projected cash flows. The related impairment amounts are recorded as a reduction to the overriding royalty interests with an offsetting reduction to the Trust Corpus in the period such impairment is determined, see Note 3 in the Notes to Financial Statements located in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K. The Royalty Trust fully impaired the carrying value of the onshore Highlander subject interest by $308,071 during the year ended December 31, 2023. Unless another well is drilled on the onshore Highlander subject interest and produces hydrocarbons in commercial quantities, the Royalty Trust does not expect to receive any income attributable to its overriding royalty interests. Therefore, the Royalty Trust recognized the remaining carrying value of the onshore Highlander subject interest as of March 31, 2023 as an impairment loss.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE TRUSTEE AND HOLDERS OF ROYALTY TRUST UNITS

OF GULF COAST ULTRA DEEP ROYALTY TRUST:

Opinion on the Financial Statements

We have audited the accompanying statement of assets, liabilities and trust corpus of Gulf Coast Ultra Deep Royalty Trust (the Trust) as of December 31, 2024, and the related statements of distributable income and changes in trust corpus for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2024, and its distributable income and changes in trust corpus for the year then ended, in conformity with the modified cash basis of accounting, as described in Note 1, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

Basis of Accounting

As described in Note 1 of the financial statements, these financial statements were prepared on the modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of The Bank of New York Mellon Trust Company, N.A., as the Trust’s trustee (the Trustee). Our responsibility is to express an opinion on the Trust’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Trust’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the Trustee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Weaver and Tidwell L.L.P.

Houston, Texas

March 28, 2025

We have served as the Trust’s auditor since 2024.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE TRUSTEE AND HOLDERS OF ROYALTY TRUST UNITS

OF GULF COAST ULTRA DEEP ROYALTY TRUST:

Opinion on the Financial Statements

We have audited the accompanying statement of assets, liabilities and trust corpus of Gulf Coast Ultra Deep Royalty Trust (the Royalty Trust) as of December 31, 2023, the related statements of distributable income and changes in trust corpus for the year ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the assets, liabilities and trust corpus of the Royalty Trust at December 31, 2023, and the distributable income for the year ended December 31, 2023, in conformity with modified cash basis of accounting described in Note 1.

Basis of Accounting

As described in Note 1, these financial statements were prepared on the modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles.

Basis for Opinion

These financial statements are the responsibility of The Bank of New York Mellon Trust Company, N.A., as the Royalty Trust’s trustee (the Trustee). Our responsibility is to express an opinion on the Royalty Trust’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Royalty Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Royalty Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Royalty Trust’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by the Trustee, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We served as the Royalty Trust’s auditor from 2013 to 2024.

Fort Worth, Texas

March 28, 2024

GULF COAST ULTRA DEEP ROYALTY TRUST

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	December 31,	December 31,
	2024	2023
ASSETS
Operating cash	$15,571	$43,741
Reserve fund cash and short-term investments	1,020,456	1,116,460
Total assets	$1,036,027	$1,160,201

LIABILITIES AND TRUST CORPUS
Reserve fund liability	$1,172,088	$1,116,460
Note Payable to HOGA	200,000	—
Trust corpus (230,172,696 royalty trust units authorized, issued and
outstanding as of December 31, 2024 and 2023)	(336,061)	43,741
Total liabilities and trust corpus	$1,036,027	$1,160,201

The accompanying notes are an integral part of these financial statements.

GULF COAST ULTRA DEEP ROYALTY TRUST

STATEMENTS OF DISTRIBUTABLE INCOME

	Years Ended December 31,
	2024	2023
Royalty income	$-	$401,278
Interest income and other	3,737	15,866
Administrative expenses	(899,455)	(469,821)
Administrative expenses in excess of income	$(895,718)	$(52,677)
Distributable income	$-	$197,331
Distributable income per royalty trust unit	$-	$0.000857
Royalty trust units outstanding at end of period	230,172,696	230,172,696

The accompanying notes are an integral part of these financial statements.

GULF COAST ULTRA DEEP ROYALTY TRUST

STATEMENTS OF CHANGES IN TRUST CORPUS

	Years Ended December 31,
	2024	2023
Trust corpus, beginning of period	$43,741	$1,245,494
Trust Contributions	515,916	-
Amortization of overriding royalty interests in subject interests	-	(21,780)
Impairment of subject interests	-	(308,071)
Administrative expenses in excess of income	(895,718)	(52,677)
Distributions paid	-	(819,225)
Trust corpus, end of period	$(336,061)	$43,741

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

In connection with the merger, on June 3, 2013, (1) FCX, as depositor, McMoRan, as grantor, the Trustee and the Delaware Trustee entered into the amended and restated royalty trust agreement to govern the Royalty Trust and the respective rights and obligations of FCX, the Trustee, the Delaware Trustee, and the Royalty Trust unitholders with respect to the Royalty Trust (the Royalty Trust Agreement); and (2) McMoRan, as grantor, and the Royalty Trust, as grantee, entered into the master conveyance of overriding royalty interests (the master conveyance) pursuant to which McMoRan conveyed to the Royalty Trust the overriding royalty interests in future production from the subject interests. Other than (a) its formation, (b) its receipt of contributions and loans from the Depositor (defined below) for administrative and other expenses as provided for in the Royalty Trust Agreement, (c) its payment of such administrative and other expenses, (d) its repayment of loans from the Depositor, (e) its receipt of the conveyance of the overriding royalty interests from McMoRan pursuant to the master conveyance, (f) its receipt of royalties from McMoRan or HOGA, and (g) its cash dividends to Royalty Trust unitholders, if any, the Royalty Trust has not conducted any activities.

On February 5, 2019, McMoRan completed the sale of all of its rights, title and interest in and to the onshore Highlander subject interest pursuant to a purchase and sale agreement with Highlander Oil & Gas Assets LLC (HOGA) (the Highlander Sale). The onshore Highlander subject interest was sold subject to the overriding royalty interest in future production held by the Royalty Trust. As a result of the Highlander Sale, HOGA has a 72 percent working interest and an approximate 48 percent net revenue interest in the onshore Highlander subject interest. The Royalty Trust continues to hold a 3.6 percent overriding royalty interest in the onshore Highlander subject interest. HOGA is the operator of the Highlander subject interest. The onshore Highlander subject interest is the only subject interest in which HOGA has an interest, as McMoRan previously had relinquished, allowed to expire or sold all of the other subject interests.

Effective December 31, 2024 (the Effective Date), FCX, McMoRan and HOGA entered into an Assignment and Assumption Agreement and Bill of Sale, pursuant to which (1) FCX assigned to HOGA, and HOGA assumed, all of the financial and other obligations of FCX as depositor under the Royalty Trust Agreement, and (2) McMoRan assigned to HOGA, and HOGA assumed, all of the rights and obligations of McMoRan as grantor under the Royalty Trust Agreement and the master conveyance that were not previously assumed by HOGA at the time of the Highlander Sale (collectively, the Assignment). Notwithstanding the Assignment, FCX remains obligated to perform the financial and other obligations owed to the Royalty Trust by the depositor under the Royalty Trust Agreement, if HOGA were to be unable to fully perform such obligations in the future. In this Form 10-K, the “Depositor” refers to FCX, for all periods ending prior to the Effective Date, and to HOGA, for all periods beginning on and after the Effective Date; and the “Grantor” refers to McMoRan, for all periods ending prior to the Effective Date, and to HOGA, for all periods beginning on and after the Effective Date.

3. OVERRIDING ROYALTY INTERESTS

The Royalty Trust units represent beneficial interests in the Royalty Trust, which holds a 5% gross overriding royalty interest in future production from each of the subject interests during the life of the Royalty Trust. An “overriding” royalty interest in general represents a non-operating interest in an oil and gas property that provides the owner a specified share of production without any related operating expenses or development costs and is carved out of an oil and gas lessee’s working or cost-bearing interest in the lease. In contrast, a “working” or “cost-bearing” interest in general represents an operating interest in an oil and gas property that provides the owner a specified share of production that is subject to all production expenses and development costs. An owner of a working or cost-bearing interest, subject to the terms of an applicable operating agreement, generally has the right to participate in the selection of a prospect, drilling location or drilling contractor; to propose the drilling of a well; to determine the timing and sequence of drilling operations; to commence or shut down production; to take over operations; or to share in any operating decision. An owner of an overriding royalty interest generally has none of the rights described in the preceding sentence, and neither the Royalty Trust nor the Royalty Trust unitholders have any such rights. The Royalty Trust’s 5% gross overriding royalty interest in future production from each subject interest is proportionately reduced based on HOGA’s respective working interest in the subject interest.

The subject interests originally consisted of 20 specified Inboard Lower Tertiary/Cretaceous prospects (with target depths generally greater than 18,000 feet total vertical depth) located in the shallow waters of the Gulf of Mexico and onshore in South Louisiana. The onshore Highlander subject interest is the only subject interest in which HOGA has an interest, as McMoRan previously had relinquished, allowed to expire or sold all of the other subject interests.

The onshore Highlander subject interest began commercial production on February 25, 2015. Prior to this date there had been no commercial production of hydrocarbons from any of the subject interests. On January 19, 2023, the sole well producing from the onshore Highlander subject interest experienced an operational issue, resulting in substantial amounts of water entering the well, which caused a shut in of the well before production resumed at significantly reduced levels. Following an evaluation by HOGA’s field operations team, HOGA determined that it would be necessary to commence operations to control the water production, in expectation of eventually initiating “kill” operations on the well. HOGA informed the Trustee that the well was shut in effective March 31, 2023 and production from the well has ceased. After that time the well flowed intermittently but not on a continuous basis. In October 2023, HOGA informed the Trustee that due to the underground flow of fluids into the wellbore, the well could not be salvaged and would be required to be plugged and abandoned. HOGA subsequently informed the Trustee that operations to permanently plug and abandon the well commenced in early March 2024. See Note 8.

The Royalty Trust fully impaired the carrying value of the onshore Highlander subject interest by $308,071 during the year ended December 31, 2023. Unless another well is drilled on the onshore Highlander subject interest and produces hydrocarbons in commercial quantities, the Royalty Trust does not expect to receive any income attributable to its overriding royalty interests. Therefore, the Royalty Trust recognized the remaining carrying value of the onshore Highlander subject interest as of March 31, 2023 as an impairment loss.

The Royalty Trust has no ability to direct or influence the exploration or development of the onshore Highlander subject interest. In addition, HOGA is not under any obligation to fund or to commit any other resources to the exploration or development of the onshore Highlander subject interest. Further, HOGA has the right to elect not to participate in drilling or other operations conducted by other working interest owners with respect to the onshore Highlander subject interest.

The Royalty Trust will dissolve on the earliest to occur of (i) June 3, 2033, (ii) the sale of all of the overriding royalty interests, (iii) the election by the Trustee following its resignation for cause (as more fully described in the Royalty Trust Agreement), (iv) a vote of the holders of 66⅔% or more of the outstanding Royalty Trust units held by persons other than FCX, any of its affiliates, or HOGA at a duly called meeting of the Royalty Trust unitholders at which a quorum is present, or (v) the exercise by HOGA of the right to call all of the Royalty Trust units as described in the next paragraph. The overriding royalty interests terminate upon the termination of the Royalty Trust, other than in certain limited circumstances where the Royalty Trust has been permitted to transfer the overriding royalty interests to a third party pursuant to the terms of the Royalty Trust Agreement (in which case the overriding royalty interests may extend through June 3, 2033).

HOGA has a call right with respect to the outstanding Royalty Trust units at $10 per Royalty Trust unit. In addition, if the Royalty Trust units are then listed for trading or admitted for quotation on a national securities exchange or any quotation system and the volume-weighted average price per Royalty Trust unit is equal to $0.25 or less for the immediately preceding consecutive nine-month period, HOGA may purchase all, but not less than all, of the outstanding Royalty Trust units at a price of $0.25 per Royalty Trust unit so long as HOGA tenders payment within 30 days following the end of such nine-month period.

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

5. RELATED PARTY TRANSACTIONS

Royalties. In accordance with the master conveyance, the Royalty Trust did not receive any royalties during the year ended December 31, 2024. The Royalty Trust received royalties from HOGA of $401,278 during the year ended December 31, 2023, resulting from production from the onshore Highlander subject interest. Royalties received by the Royalty Trust must first be used to (i) satisfy Royalty Trust administrative expenses and (ii) reduce Royalty Trust indebtedness. The Royalty Trust has an outstanding note payable to HOGA of $200,000 outstanding as of December 31, 2024. The Royalty Trust had no indebtedness outstanding as of December 31, 2023. As of December 31, 2024, the Trustee has established a minimum cash reserve of $302,500. As a result, distributions are made to Royalty Trust unitholders only when royalties received less administrative expenses incurred and repayment of any indebtedness exceeds the minimum cash reserve.

Commencing with the distribution to Royalty Trust unitholders in the first quarter of 2022, the Royalty Trust withheld $8,750 from the funds otherwise available for distribution each quarter through the first quarter of 2023, with the intent of gradually building a cash reserve of approximately $350,000. As no proceeds have been available for distribution since the first quarter of 2023, the Royalty Trust has not withheld any funds for the cash reserve with respect to those periods. Unless another well is drilled on the onshore Highlander subject interest and produces hydrocarbons in commercial quantities as discussed in Note 3 above, the Royalty Trust does not intend to withhold funds for the cash reserve as the Royalty Trust does not expect to have any cash available to distribute to Royalty Trust unitholders in future periods. This cash is reserved for the payment of future known, anticipated or contingent expenses or liabilities of the Royalty Trust. The Trustee may increase or decrease the targeted cash reserve amount at any time, and may increase or decrease the rate at which it is withholding funds to build the cash reserve at any time, without advance notice to the Royalty Trust unitholders. Cash held in reserve will be invested as required by the Royalty Trust Agreement. Any cash reserved in excess of the amount necessary to pay or provide for the payment of future known, anticipated or contingent expenses or liabilities eventually will be distributed to Royalty Trust unitholders, together with interest earned on the funds. For additional information regarding distributions to Royalty Trust unitholders, see Note 6.

Funding of Administrative Expenses. Pursuant to the Royalty Trust Agreement, the Depositor has agreed to pay annual trust expenses up to $350,000, with no right of repayment or interest due, to the extent the Royalty Trust lacks sufficient funds to pay administrative expenses. On February 1, 2024, pursuant to this provision, FCX contributed approximately $166,000 for the payment of trust expenses incurred during the year ended December 31, 2023, and contributed the maximum of $350,000 for the payment of trust expenses incurred during the year ended December 31, 2024. In addition to such annual contributions, the Depositor has agreed to lend money, on an unsecured, interest-free basis, to the Royalty Trust to fund the Royalty Trust’s ordinary administrative expenses as set forth in the Royalty Trust Agreement. All funds the Trustee borrows to cover expenses or liabilities, whether from the Depositor or from any other source, must be repaid before the Royalty Trust unitholders will receive any distributions. FCX loaned the Royalty Trust $200,000 during the year ended December 31, 2024. No loans or repayments were made during the year ended December 31, 2023. Pursuant to the Assignment, as of December 31, 2024, FCX assigned to HOGA the promissory note relating to the outstanding loan to the Royalty Trust. To the extent annual trust expenses exceed $350,000, the Royalty Trust may be required to borrow funds from HOGA in the future.

Pursuant to the Royalty Trust Agreement, the Depositor also agreed to provide and maintain a $1.0 million stand-by reserve account or an equivalent letter of credit for the benefit of the Royalty Trust to enable the Trustee to draw on such reserve account or letter of credit to pay obligations of the Royalty Trust if its funds are inadequate to pay its obligations at any time. Currently, with the consent of the Trustee, HOGA may reduce the reserve account or substitute a letter of credit with a different face amount for the original letter of credit or any substitute letter of credit. In connection with this arrangement, the Depositor provided $1.0 million in the form of a reserve fund cash account to the Royalty Trust, which amount is reflected as reserve fund cash (and short-term investments) with a corresponding reserve fund liability in the accompanying Statements of Assets, Liabilities and Trust Corpus. As of December 31, 2024, the Royalty Trust had used $151,632 from the reserve account, and the Depositor had not requested a reduction of such reserve account. Effective December 31, 2024, FCX assigned its right, title and interest in the stand-by reserve account to HOGA, and HOGA assumed the responsibility to maintain the stand-by reserve account from FCX.

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

6. DISTRIBUTIONS

There was not any distributable income for the year ended December 31, 2024. Distributable income totaled $197,331 for the year ended December 31, 2023. A summary of quarterly per unit distributions for the years ended December 31, 2024 and 2023 is set forth in the table below.

Three-month period ended:	2024				2023
	Amount	Per Unit Amount	Record Date	Payment Date	Amount	Per Unit Amount	Record Date	Payment Date
March 31,	$0	$0.000000	4/30/2024	N/A	$197,331	$0.000857	4/28/2023	5/12/2023
June 30,	$0	$0.000000	7/31/2024	N/A	$0	$0.000000	7/28/2023	N/A
September 30,	$0	$0.000000	10/31/2024	N/A	$0	$0.000000	10/30/2023	N/A
December 31,	$0	$0.000000	1/31/2025	N/A	$0	$0.000000	1/31/2024	N/A

These distributions are not necessarily indicative of future distributions.

Natural gas sales volumes (in thousands of cubic feet, or Mcf), average sales price (per Mcf) and net cash proceeds available for distribution for the years ended December 31, 2024 and 2023, are set forth in the table below.

	2024	2023
Natural gas sales volumes (Mcf)	-	101,352
Natural gas average sales price (per Mcf)	$-	$4.63
Gross proceeds	-	468,887
Post-production costs and specified taxes	-	(67,609)
Royalty income	-	401,278
Interest and dividend income	3,737	15,866
Administrative expenses	(899,455)	(469,821)
Administrative expenses in excess of income	(895,718)	(52,677)
Income available for distribution	-	-
Adjustment to minimum cash reserve	-	(8,750)
Net cash proceeds available for distribution	$(895,718)	$(61,427)

7. CONTINGENCIES

Litigation. There are currently no pending legal proceedings to which the Royalty Trust is a party.

8. SUBSEQUENT EVENTS

On February 13, 2025, HOGA notified the Trustee that a new well on the onshore Highlander subject interest was spudded on January 30, 2025. The future production status of this well remains unknown.

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

	Natural Gas
	(MMcf) (a)
	2024	2023

Proved reserves:
Balance at beginning of year	-	1,346
Revisions of previous estimates(b)	-	(1,245)
Extensions and discoveries	-	-
Acquisition of reserves in-place	-	-
Sale of reserves in-place	-	-
Purchase of reserves in-place	-	-
Production	-	(101)
Balance at end of year	-	-

Proved developed reserves at end of year	-	-
Proved undeveloped reserves at end of year	-	-

(a)	MMcf = millions of cubic feet.

(b)	For the year ended December 31, 2023, negative revisions associated with the onshore Highlander subject interest were due to shutting in the well and subsequently beginning operations to plug and abandon the well.

Standardized Measure. The Standardized Measure related to proved reserves is zero for 2024 and 2023 due to shutting in the well and subsequently beginning operations to plug and abandon the well. Estimates of future net revenues from the Royalty Trust’s proved natural gas properties and the present value thereof were made using the twelve-month average of the first-day-of-the-month historical reference prices as adjusted for location and quality differentials, which are held constant throughout the life of the properties, except where such guidelines permit alternate treatment, including the use of fixed and determinable contractual price escalations. Future gross revenues were reduced by estimated specified post-production costs and taxes in accordance with the Royalty Trust Agreement. Future income taxes are not presented given the Royalty Trust’s status as a non-taxable “pass through” entity. See Note 4.

The Standardized Measure related to proved reserves as of December 31 is presented below:

	2024	2023
Future cash inflows	$0	$0
Future costs applicable to future cash flows:
Production costs (primarily production and ad valorem taxes)	-	-
Development and abandonment costs	-	-
Future income taxes (a)	-	-
Future net cash flows	-	-
Discount for estimated timing of net cash flows (10% discount rate) (b)	-	-
Standardized measure	$0	$0

(a)	No taxes are presented given the Royalty Trust’s status as a non-taxable “pass-through” entity. See Note 4.

(b)	Amounts reflect application of the required 10% discount rate to the estimated future net cash flows associated with production of estimated proved reserves.

A summary of the principal sources of changes in the Standardized Measure for the years ended December 31 is presented below:

	2024	2023
Balance at beginning of year	$0	$6,055,300
Sales, net of production expenses	-	(401,278)
Revisions of quantity estimates	-	(5,654,022)
Balance at end of year	$0	$0

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

Due to the nature of the Royalty Trust as a passive entity and in light of the contractual arrangements pursuant to which the Royalty Trust was created, including the provisions of (i) the Royalty Trust Agreement and (ii) the master conveyance, the Royalty Trust’s disclosure controls and procedures necessarily rely on (A) information provided by HOGA, including information relating to results of operations, the costs and revenues attributable to the subject interests and other operating and historical data, plans for future operating and capital expenditures, reserve information, information relating to projected production, and other information relating to the status and results of operations of the subject interests and the overriding royalty interests, and (B) conclusions and reports regarding reserves by the Royalty Trust’s independent reserve engineers.

Internal Control Over Financial Reporting

(a) Trustee’s Annual Report on Internal Control over Financial Reporting. The Bank of New York Mellon Trust Company, N.A., as Trustee of the Royalty Trust, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act. The Trustee conducted an evaluation of the effectiveness of the Royalty Trust’s internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the “COSO criteria”). Based on the Trustee’s evaluation under the COSO criteria, the Trustee concluded that the Royalty Trust’s internal control over financial reporting was effective as of December 31, 2024.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

(b) Changes in Internal Control over Financial Reporting. During the quarter ended December 31, 2024, there has been no change in the Royalty Trust’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Royalty Trust’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of HOGA.

Item 9B. Other Information

Rule 10b5-1 Trading Plans. During the three months ended December 31, 2024, no officer or employee of the Trustee who performs policy-making functions for the Royalty Trust adopted, modified, or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408(a) of Regulation S-K, with respect to the Royalty Trust units.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Code of Ethics; Audit Committee; Nominating Committee

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

Insider Trading Policy

Because the Royalty Trust has no directors, officers or employees, and because the Trustee does not have the authority under the terms of the Royalty Trust Agreement to engage in transactions in the Royalty Trust units on behalf of the Royalty Trust, the Royalty Trust has not adopted an insider trading policy applicable to such persons or to the Trust itself. It is the policy of the Trustee that any transaction in Royalty Trust units by any officer or employee of the Trustee who performs policy-making functions for the Royalty Trust must comply with the insider trading policies of The Bank of New York Mellon Corporation, the parent corporation of The Bank of New York Mellon Trust Company, N.A.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Royalty Trust Unitholder Matters

Security Ownership of Certain Beneficial Owners

Based on filings with the SEC and any information that HOGA has provided to the Trustee, the table below shows the beneficial owners of more than 5% of the outstanding Royalty Trust units. Unless otherwise indicated, all information is presented as of December 31, 2024, and all Royalty Trust units beneficially owned are held with sole voting and investment power.

Name and Address of Beneficial Owner	Total Number of Royalty Trust Units Beneficially Owned		Percent of Outstanding Royalty Trust Units (a)

Highlander Oil & Gas Assets LLC
Montex Highlander LLC
420 Throckmorton Street, Suite 550
Fort Worth, TX 76102	31,143,150	(b)	13.53%

Freeport-McMoRan Inc.
McMoRan Oil & Gas LLC
333 North Central Avenue
Phoenix, AZ 85004	31,143,149	(c)	13.53%

Leon G. Cooperman
11431 W. Palmetto Park Road
Boca Raton, FL 33428	21,651,695	(d)	9.41%

Akanthos Capital Management, LLC
21700 Oxnard Street, Suite 1730
Woodland Hills, CA 91367	16,135,696	(e)	7.01%

(a)	Based on 230,172,696 Royalty Trust units outstanding as of December 31, 2024.

(b)	Based on a Schedule 13G filed with the SEC on June 9, 2023 that constitutes an initial Schedule 13G on behalf of Montex Highlander, LLC (“Montex Highlander”) and Amendment No. 2 to the Schedule 13G filed by HOGA and Magnolia Oil & Gas Corporation (“Magnolia”) on March 15, 2019. On May 30, 2023, Montex Highlander purchased all of the interest in Highlander Oil & Gas Holdings LLC (“Highlander Holdings”) owned by MGY Louisiana, LLC (“MGY Louisiana”). Highlander Holdings wholly owns HOGA, which owns the Royalty Trust units reported on the Schedule 13G. MGY Louisiana is a wholly owned subsidiary of Magnolia Oil & Gas Operating LLC, which is a wholly owned subsidiary of Magnolia Oil & Gas Intermediate LLC, which is a wholly owned subsidiary of Magnolia Oil & Gas Parent LLC, whose managing member is Magnolia.

(c)	Based on an amended Schedule 13G/A filed with the SEC on February 12, 2020 by FCX and McMoRan.

(d)	Based on an amended Schedule 13G filed with the SEC on November 13, 2015, by Leon G. Cooperman, on his own behalf and on behalf of affiliated investment firms and managed accounts identified therein. Mr. Cooperman represents that he has sole voting and investment power over 5,000,000 Royalty Trust units. Mr. Cooperman subsequently filed an amended Form 4 on December 4, 2015, reporting 21,651,695 Royalty Trust units held in managed accounts and private investment entities over which he has investment discretion but disclaims beneficial ownership except to the extent of his pecuniary interest therein.

(e)	Based on a Schedule 13G filed with the SEC on February 14, 2018, by Akanthos Capital Management, LLC. According to the filing, the Akanthos Capital Management, LLC has sole voting and investment power with respect to 16,135,696 Royalty Trust units and no shared voting or investment power with respect to Royalty Trust units; all securities reported are owned by the reporting person’s advisory clients, none of which to the reporting person’s knowledge owns more than 5% of the total outstanding Royalty Trust units.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Other than (a) its formation, (b) its receipt of contributions and loans the Depositor for administrative and other expenses as provided for in the Royalty Trust Agreement, (c) its payment of such administrative and other expenses, (d) its repayment of loans from the Depositor, (e) its receipt of the conveyance of the overriding royalty interests from the Grantor pursuant to the master conveyance, (f) its receipt of royalties from McMoRan or HOGA, and (g) its cash distributions to Royalty Trust unitholders, if any, the Royalty Trust has not conducted any activities.

Funding of Administrative Expenses. Pursuant to the Royalty Trust Agreement, the Depositor has agreed to pay annual trust expenses up to $350,000, with no right of repayment or interest due, to the extent the Royalty Trust lacks sufficient funds to pay administrative expenses. On February 1, 2024, pursuant to this provision, FCX contributed approximately $166,000 for the payment of trust expenses incurred during the year ended December 31, 2023, and contributed the maximum of $350,000 for the payment of trust expenses incurred during the year ended December 31, 2024. No such contributions were made during the year ended December 31, 2022. In addition to such annual contributions, the Depositor has agreed to lend money, on an unsecured, interest-free basis, to the Royalty Trust to fund the Royalty Trust’s ordinary administrative expenses as set forth in the Royalty Trust Agreement. All funds the Trustee borrows to cover expenses or liabilities, whether from the Depositor or from any other source, must be repaid before the Royalty Trust unitholders will receive any distributions. FCX loaned the Royalty Trust $200,000 during the year ended December 31, 2024. No loans or repayments were made during the year ended December 31, 2023. Pursuant to the Assignment, as of December 31, 2024, FCX assigned to HOGA the promissory note relating to the outstanding loan to the Royalty Trust. To the extent annual trust expenses exceed $350,000, the Royalty Trust may be required to borrow funds from HOGA in the future.

Pursuant to the Royalty Trust Agreement, the Depositor also agreed to provide and maintain a $1.0 million stand-by reserve account or an equivalent letter of credit for the benefit of the Royalty Trust to enable the Trustee to draw on such reserve account or letter of credit to pay obligations of the Royalty Trust if its funds are inadequate to pay its obligations at any time. Currently, with the consent of the Trustee, HOGA may reduce the reserve account or substitute a letter of credit with a different face amount for the original letter of credit or any substitute letter of credit. In connection with this arrangement, FCX provided $1.0 million in the form of a reserve fund cash account to the Royalty Trust, which amount is reflected as reserve fund cash (and short-term investments) with a corresponding reserve fund liability in the accompanying Statements of Assets, Liabilities and Trust Corpus. The Royalty Trust has not drawn any funds from the reserve account, and the Depositor has not requested a reduction of such reserve account. Effective December 31, 2024, pursuant to the Assignment, FCX assigned its right, title and interest in the stand-by reserve account to HOGA, and HOGA assumed from FCX the responsibility to maintain the stand-by reserve account. For additional information regarding the Royalty Trust Agreement, see Note 2 in the Notes to Financial Statements located in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K.

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

Royalty Trust Units Held by FCX and HOGA. At December 31, 2024, the Royalty Trust had 230,172,696 Royalty Trust units outstanding. At December 31, 2024, HOGA held 31,143,150 Royalty Trust units and FCX, through its wholly owned subsidiary McMoRan, held 31,143,149 Royalty Trust units. FCX and HOGA each hold 13.5% of the outstanding Royalty Trust units.

The Royalty Trust has no directors.

Item 14. Principal Accountant Fees and Services

Fees and Related Disclosures for Accounting Services

On August 2, 2024, the Trustee dismissed Ernst & Young, LLP (“E&Y”) as the Royalty Trust’s independent registered public accounting firm. On August 2, 2024, the Trustee appointed Weaver and Tidwell, L.L.P. (“Weaver”) as the Royalty Trust’s independent registered public accounting firm.

The following table discloses the fees for professional services billed to the Royalty Trust by Weaver and E&Y for the years ended December 31, 2024 and 2023:

	2024	2023
Audit Fees(1)	$55,750	$170,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

(1)	Fees billed for professional services rendered for the audit of the Royalty Trust’s financial statements and reviews of the financial statements included in the Royalty Trust’s quarterly reports and annual financial statements. In 2024, E&Y and Weaver billed $40,000 and $15,750, respectively, in audit fees. In 2023, all of the audit fees were billed by E&Y.

The Royalty Trust has no audit committee, and as a result, has no audit committee pre-approval policies and procedures with respect to fees paid to Weaver. Any pre-approval or approval of any services performed by the principal auditor or any other professional service firms and related fees are granted by the Trustee.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements. The following financial statements are set forth under Part II, Item 8 of this Form 10-K on the pages indicated:

(a)(2)	Financial Statement Schedules. All financial statement schedules are either not required under the related instructions or are not applicable because the information has been included elsewhere herein.

(a)(3)	Exhibits.

Filed or Furnished
Exhibit		with this	Incorporated by Reference
Number	Exhibit Title	Form 10-K	Form	File No.	Date Filed
3.1	Composite Certificate of Trust of Gulf Coast Ultra Deep Royalty Trust		10-Q	333-185742	August 14, 2013
4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934		10-K	001-36386	March 20, 2020
10.1	Master Conveyance of Overriding Royalty Interest by and between McMoRan Oil & Gas LLC and Gulf Coast Ultra Deep Royalty Trust, dated as of June 3, 2013		8-K	333-185742	June 4, 2013
10.2	Amended and Restated Royalty Trust Agreement of Gulf Coast Ultra Deep Royalty Trust, dated as of June 3, 2013		8-K	333-185742	June 4, 2013
16.1	Letter of Ernst & Young LLP dated August 8, 2024 to the SEC		8-K	333-185742	August 8, 2024
23	Consent of Netherland, Sewell & Associates, Inc.	X
31	Certification pursuant to Rule 13a-14(a)/15d-14(a)	X
32	Certification pursuant to 18 U.S.C. Section 1350	X
99.1	Report of Netherland, Sewell & Associates, Inc. dated January 26, 2023		10-K	001-36386	March 15, 2023
99.2	Letter from Netherland, Sewell & Associates, Inc. dated March 21, 2025	X

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
Date: March 28, 2025

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

