Form 10-Q
period 2025-09-30
Gulf Coast Ultra Deep Royalty Trust
filed 2025-11-12
CIK 1565146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

☐ Yes ☒ No

On November 11, 2025, there were 230,172,696 royalty trust units outstanding representing beneficial interests in the registrant.

GULF COAST ULTRA DEEP ROYALTY TRUST

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

GULF COAST ULTRA DEEP ROYALTY TRUST

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	September 30,	December 31,
	2025	2024
ASSETS
Operating cash	$20,205	$15,571
Reserve fund cash and short-term investments	1,052,849	1,020,456
Total assets	$1,073,054	$1,036,027

LIABILITIES AND TRUST CORPUS
Reserve fund liability	$1,204,480	$1,172,088
Note Payable to HOGA	361,664	200,000
Trust corpus (230,172,696 royalty trust units authorized, issued and
outstanding as of September 30, 2025 and 2024)	(493,090)	(336,061)
Total liabilities and trust corpus	$1,073,054	$1,036,027

The accompanying notes are an integral part of these financial statements.

GULF COAST ULTRA DEEP ROYALTY TRUST

STATEMENTS OF DISTRIBUTABLE INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Interest income and other	$222	$263	$764	$3,520
Administrative expenses	(108,445)	(84,282)	(507,793)	(662,047)
Administrative expenses in excess of income	$(108,223)	$(84,019)	$(507,029)	$(658,527)
Royalty trust units outstanding at end of period	230,172,696	230,172,696	230,172,696	230,172,696

The accompanying notes are an integral part of these financial statements.

GULF COAST ULTRA DEEP ROYALTY TRUST

STATEMENTS OF CHANGES IN TRUST CORPUS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Trust corpus, beginning of period	$(384,867)	$(14,851)	$(336,061)	$43,741
Trust Contributions	-	-	350,000	515,916
Administrative expenses in excess of income	(108,223)	(84,019)	(507,029)	(658,527)
Trust corpus, end of period	$(493,090)	$(98,870)	$(493,090)	$(98,870)

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

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all required information and disclosures. Therefore, this information should be read in conjunction with the Royalty Trust’s financial statements and notes contained in its annual report on Form 10-K for the year ended December 31, 2024 (the 2024 Form 10-K). The information furnished herein reflects all adjustments that are, in the opinion of The Bank of New York Mellon Trust Company, N.A. (the Trustee), necessary for a fair statement of the results for the interim periods reported. All such adjustments are, in the opinion of the Trustee, of a normal recurring nature. Operating results for the three- and nine-month periods ended September 30, 2025, are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

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

3. OVERRIDING ROYALTY INTERESTS

The onshore Highlander subject interest is the only subject interest in which the Royalty Trust holds an overriding royalty interest. There were no amortization charges related to production volumes associated with the onshore Highlander subject interest during the three- and nine-month periods ended September 30, 2025 and 2024, as the Royalty Trust fully impaired the carrying value of the onshore Highlander subject interest during the year ended December 31, 2023.

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

The Royalty Trust fully impaired the carrying value of the onshore Highlander subject interest by $308,071 during the quarter ended March 31, 2023. Unless a new well is drilled on the onshore Highlander subject interest and produces hydrocarbons in commercial quantities, the Royalty Trust does not expect to receive any income attributable to its overriding royalty interests. Therefore, the Royalty Trust recognized the remaining carrying value of the onshore Highlander subject interest as of March 31, 2023 as an impairment loss. Accumulated amortization was $6,756,701 at September 30, 2025 and December 31, 2024.

4. RELATED PARTY TRANSACTIONS

Royalty Income. In accordance with the terms of the master conveyance, royalties are paid to the Royalty Trust on the last day of the month following the month in which production payments are received by HOGA. The Royalty Trust did not receive royalties during the three- and nine-month periods ended September 30, 2025 and 2024. Royalties received by the Royalty Trust must first be used to (i) satisfy Royalty Trust administrative expenses and (ii) reduce Royalty Trust indebtedness. As of September 30, 2025, the Royalty Trust has an outstanding note payable to HOGA of $361,664. As of September 30, 2025, the Trustee has established a minimum cash reserve of $302,500. As a result, distributions will be made to Royalty Trust unitholders only when royalties received less administrative expenses incurred and repayment of any indebtedness exceeds the minimum cash reserve.

Each quarter, the Trustee will determine the amount of funds available for distribution to the Royalty Trust unitholders. Available funds will equal the excess cash received by the Royalty Trust from the royalty interests and other sources during that quarter over the Royalty Trust’s liabilities for that quarter. Available funds will be reduced by any cash the Trustee reserves against future liabilities. As of September 30, 2025, the Trustee has established a minimum cash reserve of $302,500. The minimum cash reserve is not reflective of the Royalty Trust’s operating cash balance as of September 30, 2025 and December 31, 2024.

Commencing with the distribution to unitholders in the first quarter of 2022, the Royalty Trust withheld $8,750 from the funds otherwise available for distribution each quarter through the first quarter of 2023, with the intent of gradually building a cash reserve of approximately $350,000. As no proceeds were available for distribution in the three-month period ended September 30, 2025, the Royalty Trust did not withhold any funds for the cash reserve. Unless a new well is drilled on the onshore Highlander subject interest, as discussed in Note 2 above, and produces hydrocarbons in commercial quantities, the Royalty Trust does not intend to withhold funds for the cash reserve in the future, as the Royalty Trust does not expect to have any cash available to distribute to unitholders in future periods. This cash is reserved for the payment of future known, anticipated or contingent expenses or liabilities of the Royalty Trust. The Trustee may increase or decrease the targeted cash reserve amount at any time and may increase or decrease the rate at which it withholds funds to build the cash reserve at any time, without advance notice to the unitholders. Cash held in reserve will be invested as required by the Royalty Trust Agreement. Any cash reserved in excess of the amount necessary to pay or provide for the payment of future known, anticipated or contingent expenses or liabilities eventually will be distributed to unitholders, together with interest earned on the funds. For additional information regarding distributions to Royalty Trust unitholders, see Note 5.

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

In addition to such annual contributions, the Depositor has agreed to lend money, on an unsecured, interest-free basis, to the Royalty Trust to fund the Royalty Trust’s ordinary administrative expenses as set forth in the Royalty Trust Agreement. All funds the Trustee borrows to cover expenses or liabilities, whether from the Depositor or from any other source, must be repaid before the Royalty Trust unitholders will receive any distributions. During 2024, the Depositor loaned the Royalty Trust $200,000 on November 6, 2024. During the nine months ended September 30, 2025, HOGA loaned the Royalty Trust $10,750 on May 16, 2025, $42,469 on June 27, 2025, $58,007 on July 31, 2025 and $50,438 on September 26, 2025. As of September 30, 2025, the Royalty Trust has an outstanding note payable to HOGA of $361,664.

Pursuant to the Royalty Trust Agreement, the Depositor agreed to provide and maintain a $1.0 million stand-by reserve account or an equivalent letter of credit for the benefit of the Royalty Trust to enable the Trustee to draw on such reserve account or letter of credit to pay obligations of the Royalty Trust if its funds are inadequate to pay its obligations at any time. Currently, with the consent of the Trustee, the Depositor may reduce the reserve account or substitute a letter of credit with a different face amount for the original letter of credit or any substitute letter of credit. In connection with this arrangement, the Depositor provided $1.0 million to the Royalty Trust. The $1.0 million, plus interest collected thereon, is reflected as reserve fund cash, with a corresponding reserve fund liability in the accompanying Statements of Assets, Liabilities and Trust Corpus. Effective December 31, 2024, FCX assigned its right, title and interest in the stand-by reserve account to HOGA, and HOGA assumed the responsibility to maintain the stand-by reserve account from FCX. The Royalty Trust did not use any funds from the reserve account to pay administrative expenses during the three- and nine-month periods ended September 30, 2025. As of September 30, 2025, the Depositor had not requested a reduction of the reserve account.

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

5. DISTRIBUTIONS

There were no distributions for the three- and nine-month periods ended September 30, 2025 and 2024, as the Royalty Trust did not receive any royalty income in any of these periods.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Interest and dividend income	222	263	764	3,520
Administrative expenses	(108,445)	(84,282)	(507,793)	(676,327)
Administrative expenses in excess of income	(108,223)	(84,019)	(507,029)	(672,807)
Income available for distribution	-	-	-	-
Adjustment to minimum cash reserve	-	-	-	-
Net cash proceeds available for distribution	$-	$-	$-	$-

6. CONTINGENCIES AND OTHER COMMITMENTS

Litigation. There are currently no pending legal proceedings to which the Royalty Trust is a party.

7. SUBSEQUENT EVENTS

On November 5, 2025, the Trustee, on behalf of the Royalty Trust, requested a loan from HOGA to pay October 2025 administrative expenses, and on November 12, 2025 HOGA loaned the Royalty Trust $54,826 for the payment of such expenses.

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

At September 30, 2025, HOGA owned interests in approximately 122 gas leases onshore in South Louisiana, covering approximately 8,968 gross acres (6,457 acres net to HOGA’s interests) associated with the onshore Highlander subject interest. As of September 30, 2025, the onshore Highlander subject interest had no production due to the shutting in and subsequent abandonment of the sole well producing from the onshore Highlander subject interest as discussed in “– Status of the Onshore Highlander Subject Interest” below.

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

In addition to such annual contributions, the Depositor has agreed to lend money, on an unsecured, interest-free basis, to the Royalty Trust to fund the Royalty Trust’s ordinary administrative expenses as set forth in the Royalty Trust Agreement. All funds the Trustee borrows to cover the Royalty Trust’s expenses or liabilities, whether from the Depositor or from any other source, must be repaid before the Royalty Trust unitholders will receive any distributions. During 2024, the Depositor loaned the Royalty Trust $200,000 on November 6, 2024. During the nine months ended September 30, 2025, HOGA loaned the Royalty Trust $10,750 on May 16, 2025, $42,469 on June 27, 2025, $58,007 on July 31, 2025 and $50,438 on September 26, 2025. As of September 30, 2025, the Royalty Trust has an outstanding note payable to HOGA of $361,664.

Pursuant to the Royalty Trust Agreement, the Depositor agreed to provide and maintain a $1.0 million stand-by reserve account or an equivalent letter of credit for the benefit of the Royalty Trust to enable the Trustee to draw on such reserve account or letter of credit to pay obligations of the Royalty Trust if its funds are inadequate to pay its obligations at any time. Currently, with the consent of the Trustee, the Depositor may reduce the reserve account or substitute a letter of credit with a different face amount for the original letter of credit or any substitute letter of credit. In connection with this arrangement, the Depositor provided $1.0 million to the Royalty Trust. The $1.0 million, plus interest collected thereon, is reflected as reserve fund cash, with a corresponding reserve fund liability in the accompanying Statements of Assets, Liabilities and Trust Corpus. As of September 30, 2025, the Depositor had not requested a reduction of the reserve account.

In accordance with the terms of the master conveyance, royalties are paid to the Royalty Trust on the last day of the month following the month in which production payments are received by HOGA. The Royalty Trust did not receive royalties during the three- and nine-month periods ended September 30, 2025 and 2024.

Royalties received by the Royalty Trust must first be used to (i) satisfy Royalty Trust administrative expenses and (ii) reduce Royalty Trust indebtedness. As of September 30, 2025, the Royalty Trust has an outstanding note payable to HOGA of $361,664.

Each quarter, the Trustee will determine the amount of funds available for distribution to the Royalty Trust unitholders. Available funds will equal the excess cash received by the Royalty Trust from the royalty interests and other sources during that quarter over the Royalty Trust’s liabilities for that quarter. Available funds will be reduced by any cash the Trustee decides to hold as a reserve against future liabilities. As of September 30, 2025 the Trustee has established a minimum cash reserve of $302,500. The minimum cash reserve is not reflective of the Royalty Trust’s operating cash balance as of September 30, 2025 and December 31, 2024. Distributions will be made to Royalty Trust unitholders only when royalties received less administrative expenses incurred and repayment of any indebtedness exceeds the minimum cash reserve.

Commencing with the distribution to unitholders in the first quarter of 2022, the Royalty Trust withheld $8,750 from the funds otherwise available for distribution each quarter through the first quarter of 2023, with the intent of gradually building a cash reserve of approximately $350,000. As no proceeds were available for distribution in the third quarter of 2025, the Royalty Trust did not withhold any funds for the cash reserve. Unless another well is drilled on the onshore Highlander subject interest, as discussed in “Overview – Status of the Onshore Highlander Subject Interest” above, and produces hydrocarbons in commercial quantities, the Royalty Trust does not intend to withhold funds for the cash reserve as the Royalty Trust does not expect to have any cash available to distribute to unitholders in future periods. This cash is reserved for the payment of future known, anticipated or contingent expenses or liabilities of the Royalty Trust. The Trustee may increase or decrease the targeted cash reserve amount at any time and may increase or decrease the rate at which it is withholding funds to build the cash reserve at any time, without advance notice to the unitholders. Cash held in reserve will be invested as required by the Royalty Trust Agreement. Any cash reserved in excess of the amount necessary to pay or provide for the payment of future known, anticipated or contingent expenses or liabilities eventually will be distributed to unitholders, together with interest earned on the funds.

There was no distributable income during the three- and nine-month periods ended September 30, 2025 and 2024 due to the shutting in and subsequent abandonment of the sole well producing from the onshore Highlander subject interest as discussed in “Overview – Status of the Onshore Highlander Subject Interest” above. Any distribution in a particular period is not necessarily indicative of future distributions.

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

RESULTS OF OPERATIONS

Royalty Income. In accordance with the terms of the master conveyance, during the three- and nine-month periods ended September 30, 2025 and 2024, the Royalty Trust did not receive royalty income, due to the shutting in and subsequent abandonment of the sole well producing from the onshore Highlander subject interest as discussed in “Overview – Status of the Onshore Highlander Subject Interest” above.

Administrative Expenses. Administrative expenses consist primarily of audit, legal and trustee expenses incurred in connection with the administration of the Royalty Trust. During the three-month periods ended September 30, 2025 and 2024, the Royalty Trust paid administrative expenses of $108,445 and $84,282, respectively. During the nine-month periods ended September 30, 2025 and 2024, the Royalty Trust paid administrative expenses of $507,793 and $662,047, respectively. Administrative expenses were higher for the three-month period ended September 30, 2025, as compared to the corresponding 2024 period, primarily due to the Royalty Trust’s payment of third quarter 2024 administrative expenses in the fourth quarter of 2024. Administrative expenses were lower for the nine-month period ended September 30, 2025, as compared to the corresponding 2024 period, primarily due to the Royalty Trust’s payment of fourth quarter 2023 administrative expenses in the first quarter of 2024.

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

(b) Changes in internal control over financial reporting. During the quarter ended September 30, 2025, there has been no change in the Royalty Trust’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Royalty Trust’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of HOGA.

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

Item 5. Other Information.

Rule 10b5-1 Trading Plans. During the three months ended September 30, 2025, no officer or employee of the Trustee who performs policy-making functions for the Royalty Trust adopted, modified, or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408(a) of Regulation S-K, with respect to the royalty trust units.

Item 6. Exhibits.

The following exhibits are filed or furnished as part of this quarterly report on Form 10-Q:

Filed or
Furnished
		with this	Incorporated by Reference
Exhibit Number	Exhibit Title	Form 10-Q	Form	File No.	Date Filed
3.1	Composite Certificate of Trust of Gulf Coast Ultra Deep Royalty Trust		10-Q	333-185742	August 14, 2013
31	Certification pursuant to Rule 13a-14(a)/15d-14(a)	X
32	Certification pursuant to 18 U.S.C. Section 1350	X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gulf Coast Ultra Deep Royalty Trust

	By:	The Bank of New York Mellon
Trust Company, N.A., as Trustee

	By:	/s/ Sarah C. Newell
Sarah C. Newell
Vice President

Date: November 12, 2025

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

