Form 10-K
period 2025-12-31
Gulf Coast Ultra Deep Royalty Trust
filed 2026-03-25
CIK 1565146

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of Royalty Trust units held by non-affiliates of the registrant was $5,204,478 on June 30, 2025 (the last business day of the Royalty Trust’s most recently completed second quarter).

On March 25, 2026, there were 230,172,696 Royalty Trust units outstanding representing beneficial interests in the registrant.

DOCUMENTS INCORPORATED BY REFERENCE: None

Gulf Coast Ultra Deep Royalty Trust

Annual Report on Form 10-K
for the fiscal year ended December 31, 2025

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (Form 10-K) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Forward-looking statements are all statements other than statements of historical facts, such as any statements regarding the future financial condition of Gulf Coast Ultra Deep Royalty Trust (Royalty Trust) or the trading market for the Royalty Trust units, all statements regarding the plans of Highlander Oil & Gas Assets LLC (HOGA) for the subject interests, the potential results of any drilling on the subject interests, anticipated interests of HOGA and the Royalty Trust in any of the subject interests, HOGA’s geologic models and the nature of the geologic trend onshore in South Louisiana discussed in this Form 10-K, the amount and date of quarterly distributions to Royalty Trust unitholders, and all statements regarding any belief or understanding of the nature or potential of the subject interests. The words “anticipates,” “may,” “can,” “plans,” “believes,” “estimates,” “expects,” “projects,” “intends,” “likely,” “will,” “should,” “to be,” “potential,” and any similar expressions and/or statements that are not historical facts are intended to identify those assertions as forward-looking statements.

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

At December 31, 2025, the Royalty Trust had 230,172,696 Royalty Trust units outstanding. All information in this Form 10-K regarding the subject interests has been furnished to the Trustee by HOGA. The reserve estimates have been prepared by independent petroleum engineers as described herein, based on information furnished by HOGA.

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

The onshore Highlander subject interest is the only subject interest that has established commercial production. Abandoning the well eliminated any production from the onshore Highlander subject interest, which also eliminated any proceeds to which the Royalty Trust would be entitled pursuant to its overriding royalty interests. Unless another well is drilled on the onshore Highlander subject interest and produces hydrocarbons in commercial quantities, the Royalty Trust does not expect to receive any income attributable to its overriding royalty interests and accordingly, does not expect to have any cash available to distribute to Royalty Trust unitholders in future periods. HOGA previously informed the Trustee that a new well on the onshore Highlander subject interest was spudded on January 30, 2025 and recently reported that the well had reached total depth of 30,862 feet on February 17, 2026; however, the future production status of this well remains unknown. Neither the Trustee nor the Royalty Trust unitholders has any right to control or influence operations of the subject interest.

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

Pursuant to the Royalty Trust Agreement, the Depositor has agreed to pay annual trust expenses up to $350,000, with no right of repayment or interest due, to the extent the Royalty Trust lacks sufficient funds to pay administrative expenses. Pursuant to this provision, HOGA contributed $200,750 on April 4, 2025 and $149,250 on May 16, 2025, together representing the maximum contribution of $350,000 for the payment of trust expenses incurred during the year ended December 31, 2025. On February 1, 2024, FCX contributed the maximum of $350,000 for the payment of trust expenses incurred during the year ended December 31, 2024. In addition to such annual contributions, the Depositor has agreed to lend money, on an unsecured, interest-free basis, to the Royalty Trust to fund the Royalty Trust’s ordinary administrative expenses as set forth in the Royalty Trust Agreement. All funds the Trustee borrows to cover expenses or liabilities, whether from the Depositor or from any other source, must be repaid before the Royalty Trust unitholders will receive any distributions. HOGA loaned the Royalty Trust $216,489 during the year ended December 31, 2025. FCX loaned the Royalty Trust $200,000 during the year ended December 31, 2024. Pursuant to the Assignment, as of December 31, 2024, FCX assigned to HOGA the promissory note relating to the outstanding loan to the Royalty Trust. As of December 31, 2025, the outstanding note payable to HOGA was $416,489. To the extent annual trust expenses exceed $350,000, the Royalty Trust may be required to borrow funds from HOGA in the future.

Pursuant to the Royalty Trust Agreement, the Depositor also agreed to provide and maintain a $1.0 million stand-by reserve account or an equivalent letter of credit for the benefit of the Royalty Trust to enable the Trustee to draw on such reserve account or letter of credit to pay obligations of the Royalty Trust if its funds are inadequate to pay its obligations at any time. Currently, with the consent of the Trustee, the Depositor may reduce the reserve account or substitute a letter of credit with a different face amount for the original letter of credit or any substitute letter of credit. In connection with this arrangement, FCX provided $1.0 million in the form of a reserve fund cash account to the Royalty Trust. As of December 31, 2025, the Royalty Trust had used $151,632 from the reserve account, and the Depositor had not requested a reduction of such reserve account. Effective December 31, 2024, pursuant to the Assignment, FCX assigned its right, title and interest in the stand-by reserve account to HOGA, and HOGA assumed from FCX the responsibility to maintain the stand-by reserve account.

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

Distributions and Income Computations. Royalties received by the Royalty Trust must first be used to (i) satisfy Royalty Trust administrative expenses and (ii) reduce Royalty Trust indebtedness. The Royalty Trust has an outstanding note payable to HOGA of $416,489 outstanding as of December 31, 2025. As of December 31, 2025, the Trustee has established a minimum cash reserve of $302,500. As a result, distributions will be made to Royalty Trust unitholders only when royalties received less administrative expenses incurred and repayment of any indebtedness exceeds the minimum cash reserve.

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

There was no distributable income for the years ended December 31, 2025 and 2024. These distributions are not necessarily indicative of future distributions. As previously disclosed, the sole well producing from the onshore Highlander subject interest experienced an operational issue on January 19, 2023, resulting in substantial amounts of water entering the well, which caused a shut in of the well before production resumed at significantly reduced levels. Following an evaluation by HOGA’s field operations team, HOGA determined that it would be necessary to commence operations to control the water production, in expectation of eventually initiating “kill” operations on the well. HOGA informed the Trustee that the well was shut in effective March 31, 2023 and production from the well has ceased. After that time the well flowed intermittently but not on a continuous basis. In October 2023, HOGA informed the Trustee that due to the underground flow of fluids into the wellbore, the well could not be salvaged and would be required to be plugged and abandoned. HOGA subsequently informed the Trustee that operations to permanently plug and abandon the well commenced in early March 2024. The onshore Highlander subject interest is the only subject interest that has established commercial production. Abandoning the well eliminated any production from the onshore Highlander subject interest, which also eliminated any proceeds to which the Royalty Trust would be entitled pursuant to its overriding royalty interests during the same period. Unless another well is drilled on the onshore Highlander subject interest and produces hydrocarbons in commercial quantities, the Royalty Trust does not expect to receive any income attributable to its overriding royalty interests and accordingly, does not expect to have any cash available to distribute to Royalty Trust unitholders in future periods. HOGA previously informed the Trustee that a new well on the onshore Highlander subject interest was spudded on January 30, 2025 and recently reported that the well had reached total depth of 30,862 feet on February 17, 2026; however, the future production status of this well remains unknown. Neither the Trustee nor the Royalty Trust unitholders has any right to control or influence operations of the subject interest.

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

The onshore Highlander subject interest is the only subject interest that has established commercial production. Abandoning the well eliminated any production from the onshore Highlander subject interest, which also eliminated any proceeds to which the Royalty Trust would be entitled pursuant to its overriding royalty interests during the same period. Unless another well is drilled on the onshore Highlander subject interest and produces hydrocarbons in commercial quantities, the Royalty Trust does not expect to receive any income attributable to its overriding royalty interests and accordingly, does not expect to have any cash available to distribute to Royalty Trust unitholders in future periods. HOGA previously informed the Trustee that a new well on the onshore Highlander subject interest was spudded on January 30, 2025 and recently reported that the well had reached total depth of 30,862 feet on February 17, 2026; however, the future production status of this well remains unknown. Neither the Trustee nor the Royalty Trust unitholders has any right to control or influence operations of the subject interest.

Exploratory and Development Drilling. Other than the new well that HOGA spudded on the onshore Highlander subject interest on January 30, 2025, which reached total depth of 30,862 feet on February 17, 2026 as disclosed elsewhere in this Form 10-K, HOGA did not drill any exploration or development wells on the subject interests during the years ended December 31, 2024 and 2025, and there were no in-progress or suspended wells associated with the subject interests during the years ended December 31, 2024 or 2025.

Acreage. At December 31, 2025, HOGA owned interests in approximately 134 gas leases onshore in South Louisiana, covering approximately 9,000 gross acres (6,480 acres net to HOGA’s interests) associated with the onshore Highlander subject interest. The onshore Highlander subject interest is the only subject interest in which HOGA has an interest, as McMoRan previously had relinquished, allowed to expire or sold all of the other subject interests.

Natural Gas Reserves. In prior years, HOGA’s estimated proved reserves related to the onshore Highlander subject interest have been based upon reserve reports prepared by Netherland, Sewell & Associates, Inc. (NSAI), an independent petroleum engineering firm. Because the sole well on the onshore Highlander subject interest has been shut in, and a decision to abandon it was made in October 2023, there were no proved reserves related to the Highlander subject interest as of December 31, 2025. Accordingly, as Section 3.17 of the Royalty Trust Agreement only requires the preparation and delivery of a reserve report if there are quantifiable reserves attributable to the royalty interests as of December 31 of any year, NSAI has not provided a reserve report for the year ended December 31, 2025. NSAI prepared a letter stating there are no proved reserves associated with the onshore Highlander subject interest. A copy of NSAI’s letter is filed as an exhibit to this Form 10-K.

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

Production and Productive Well Interests. As of December 31, 2025, the only onshore Highlander subject interest that established commercial production, which began on February 25, 2015, was shut in. Prior to February 25, 2015, there had been no commercial production of hydrocarbons from any of the subject interests. Unless another well is drilled on the onshore Highlander subject interest and produces hydrocarbons in commercial quantities, the Royalty Trust does not expect to receive any income attributable to its overriding royalty interests and accordingly, does not expect to have any cash available to distribute to Royalty Trust unitholders in future periods. HOGA previously informed the Trustee that a new well on the onshore Highlander subject interest was spudded on January 30, 2025 and recently reported that the well had reached total depth of 30,862 feet on February 17, 2026; however, the future production status of this well remains unknown. Neither the Trustee nor the Royalty Trust unitholders has any right to control or influence operations of the subject interest. As there was no production in 2025 and 2024, the Royalty Trust did not receive any royalties for the years ended December 31, 2025 and 2024.

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

The results of the 2024 presidential election and President Trump’s energy agenda prioritizing domestic oil and gas production likely will impact the air quality-related requirements that apply to HOGA. In March 2025, the EPA announced it was reconsidering the 2024 rules that established new volatile organic compound and methane emissions standards for both new and existing sources. Following that announcement, the EPA adopted amendments to the NSPS and existing source performance standards that extended the compliance deadlines for many of the new source requirements adopted in 2024 and extended the state plan submittal deadlines, which will effectively extend the dates by which existing sources must come into compliance with the existing source emissions guidelines. It is currently unknown whether EPA’s reconsideration of the 2024 rules will result in further changes. Similar to prior changes to the air pollution control standards for oil and gas sources, the most recent changes will be subject to judicial review, as well as the potential for future presidential administrations to take a different approach.

The EPA is also charged with establishing National Ambient Air Quality Standards (NAAQS), the implementation of which can indirectly impact HOGA’s operations. The CAA directs the EPA to review each NAAQS every five years to ensure that the standards are protective of public health and welfare. This process routinely results in the tightening of those standards, and in October 2015, the EPA lowered the ozone NAAQS from 75 to 70 parts per billion. In December 2020, the EPA published a final rule that retained without revision the 2015 NAAQS ozone standard. Likewise, in March 2024, the EPA issued a final rule that lowered the annual standard for fine particulate matter from 12 to 9 micrograms per cubic meter. In March 2025, however, the EPA announced that it would reconsider the rule lowering the fine particulate matter standard, and the EPA has filed a request that the U.S. Court of Appeals vacate the 2024 rule. In 2026, the EPA also has delayed taking certain actions necessary to implement air quality requirements under the lower 2024 standard. No regulatory action or court decision has changed the 2024 rule lowering the fine particulate matter standard, and the EPA’s delayed implementation of the 2024 standard likely will be subject to judicial review. State or federal implementation of the revised NAAQs in the areas in which HOGA operates could result in result in stricter permitting or regulatory requirements, delay or prohibit HOGA’s ability to obtain such permits, and result in increased expenditures for pollution control equipment. Failure to comply with air quality regulations may also result in administrative, civil, and/or criminal penalties for non-compliance.

Climate Change. The threat of climate change continues to attract considerable attention globally. The Trump Administration’s efforts to roll back federal regulation of greenhouse gases (GHGs) represent a significant shift in federal climate policy, though the ultimate impact of those efforts on HOGA is unclear. In 2009, the EPA found that emissions of carbon dioxide, methane and GHGs may present an endangerment to public health and the environment and subsequently issued regulations to restrict emissions of greenhouse gases under existing provisions of the CAA. These regulations include limits on tailpipe emissions from motor vehicles, preconstruction and operating permit requirements for certain large stationary sources, and methane emissions standards for certain new, modified and reconstructed oil and gas sources — as well as the EPA’s methane emissions guidelines for existing oil and gas sources that were adopted in 2024. The EPA also has adopted rules requiring the reporting of GHG emissions from specified large greenhouse gas emission sources in the United States, as well as certain onshore oil and natural gas production facilities, on an annual basis. Shortly after President Trump took office in January 2025, the federal government embarked on a series of changes relating to climate policy and regulation. On January 20, 2025, President Trump announced the withdrawal of the United States from the Paris Climate Agreement. In July 2025, the EPA issued a proposed rule to rescind the 2009 GHG endangerment finding that provided a basis for GHG regulation under the CAA. In September 2025, the EPA proposed to rescind the GHG reporting program for sectors other than the oil and gas sector, while proposing to suspend GHG reporting requirements for the oil and gas sector until 2034. In February 2026, the EPA adopted a final rule repealing its prior endangerment finding, which opens the door for the EPA to repeal its GHG rules for the oil and gas sector.

The EPA has established methane standards for oil and gas sources based on the now-repealed GHG endangerment finding. In 2024, the EPA adopted a final rule that will directly regulate volatile organic compound and methane emissions from new oil and gas sources and will require reductions in methane and volatile organic compound emissions through its regulation of flaring, compressors, pumps, storage vessels, process controllers, well completions and liquids unloading, and equipment leaks. At the same time, the EPA adopted emissions guidelines that will apply to existing oil and gas sources and that require reductions in volatile organic compound and methane emissions that are largely equivalent to the requirements for new sources. The existing source emissions guidelines are to be implemented through state plans, with expected compliance dates arriving in 2029. In 2025, however, the EPA extended certain compliance deadlines for both new and existing sources, and the 2026 endangerment finding repeal provides a basis for undoing the oil and gas methane standards – though the fact that the oil and gas standards address both methane and volatile organic compounds, which are regulated independently of the EPA’s authority to regulate GHGs, may limit the impact of future changes to the methane standards that currently apply to oil and gas sources.

The Inflation Reduction Act of 2022 (the IRA) included new Clean Air Act section 136(c) directing EPA to collect the Waste Emissions Charge (WEC) from facilities in the oil and gas sector that report more than 25,000 tons of carbon dioxide equivalent emissions in a calendar year. The charge will first apply to methane emissions from calendar year 2024. The charge is determined by comparing actual reported methane emissions to statutorily established “methane intensity figures” that are based on gas production or throughput, with a charge assessed for every ton of methane emissions that exceeds the facility’s allowable emissions based on the applicable methane intensity figure. The charge will be $900 per ton for 2024 emissions and will increase to $1,200 and then $1,500 per ton in subsequent years. The program includes key exemptions, most notably a regulatory compliance exemption that applies to and exempts the emissions from facilities that are subject to and in complete compliance with the EPA’s new or existing source methane requirements. The EPA adopted new rules to implement the WEC program in November 2024; however, the fate of the WEC and the EPA rules implementing the WEC is unclear. In March 2025, President Trump signed legislation repealing the EPA’s 2024 WEC rules under the Congressional Review Act. The repeal of EPA’s WEC rules did not eliminate the statutory requirement to pay the WEC, but it eliminated the rules established by the EPA to determine the WEC due, the payment mechanism, and any payment deadlines. The U.S. Congress may be considering amendment or repeal of certain portions of the IRA, including the statutory provisions establishing the WEC.

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

How the EPA and the USACE define “waters of the United States” (WOTUS), which defines the extent of geographic jurisdiction under the CWA, has been the subject of controversy and litigation for decades and can impact HOGA’s regulatory and permitting obligations under the CWA. In 2023, in Sackett v. EPA, the Supreme Court issued a landmark decision interpreting WOTUS more narrowly than the then-current definition contemplated, resulting in diminished jurisdiction over wetlands and streams that lacked certain connections to other waters or consistent water flow. Following Sackett, because of ongoing litigation, the regulatory landscape currently remains unsettled. The regulations currently in effect in 24 states define WOTUS using a 2023 regulation modified after the Sackett decision. In the rest of the country, the agencies base jurisdiction on an earlier WOTUS definition as implemented in light of a number of Supreme Court decisions, including Sackett. Despite the two approaches, jurisdiction over WOTUS is essentially consistent across the United States.

In November 2025, the USACE released a proposed rule revising the regulatory definition of WOTUS. That new definition is expected to go into effect in early 2026 without substantial changes from the proposed definition. Regardless of the ultimate details, the revised definition likely will further reduce CWA jurisdiction, especially over wetlands and streams, leading to fewer permitting requirements. Once the new WOTUS definition is final, litigation will likely continue challenging the legality of the definition. This litigation could have the effect of delaying or precluding implementation of the new rule. HOGA’s regulatory obligations and permitting costs will continue to be subject to remaining uncertainty around the definition of WOTUS and the scope of CWA regulation, given the ongoing litigation. To the extent that HOGA must obtain permits for the discharge of pollutants or for dredge and fill activities in wetland areas or other waters of the United States, HOGA could face increased costs and delays associated with obtaining such permits under the broader definition of WOTUS that expands the scope of CWA jurisdiction.

USACE Nationwide Permits (NWPs) are a streamlined form of permitting used to authorize activities related to development activities with minimal individual or cumulative adverse effects in wetlands or other waters of the United States under the CWA. Some NWPs are also used to authorize activities that impact traditional navigable waters under the Rivers and Harbors Act. The NWPs expire in March 2026 and will be replaced, simultaneously, with new versions that are largely unchanged from the previous set. Litigation challenging the NWPs, if filed, could result in additional cost and time for permitting projects.

In February 2025, the USACE began implementing emergency permitting procedures as directed by President Trump’s Executive Order Declaring a National Energy Emergency. This has resulted, in many instances, in substantially decreased timeframes for receiving Section 404 permits in the case of energy projects subject to the Executive Order.

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

National Environmental Policy Act. The National Environmental Policy Act (NEPA) requires the federal government to undertake an environmental review prior to making a decision on most proposed federal actions – such as permits, leases, and rights-of-way. Driven by court decisions and Administration policy, NEPA implementation and resulting litigation changed dramatically in 2025. Key changes are driving agencies narrow their NEPA reviews and complete them faster and are driving courts to show more deference to agencies when reviewing the adequacy of an agency’s analysis under NEPA, benefitting private projects that may require federal permits and reviews.

In particular, until 2025, agencies undertook NEPA reviews pursuant to binding regulations issued by the White House Council on Environmental Quality (CEQ) as well as pursuant to the federal agency’s own NEPA procedures. After two federal courts found that CEQ did not have authority to issue binding regulations, CEQ withdrew their regulations. In their place, agencies each issued their own NEPA procedures and, for the most part, put those procedures in agency guidance rather than binding regulations, although the USACE (which issues permits that can be critical to construction) regulatory program is a notable exception, keeping its NEPA procedures in regulations. While the agency procedures were based on a CEQ template, there are inconsistencies among the agencies on various topics, including the requirement for public comment and consideration of various types of impacts. These procedures make changes that are intended to streamline reviews.

Also, on May 29, 2025, the Supreme Court decided Seven County Infrastructure Coalition v. Eagle County, Colorado, in which the Court expressed clear intention that NEPA should be brought “back in line with the statutory text and common sense.” Significantly for permits that may be needed for private projects, the Court clarified that agencies need only evaluate the effects of the specific “proposed action” before them, not the impacts of “other future or geographically separate projects that may be built (or extended) as a result of or in the wake of the immediate project under consideration.” The Court also emphasized that courts must afford agencies substantial deference in reviewing agency actions under NEPA and that agencies “must have broad latitude to draw a ‘manageable line’” when determining the appropriate scope of analysis. The Court’s decision may reduce litigation risk and help streamline federal reviews.

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

The widely held fixed investment trust reporting requirements provide for the dissemination of trust tax information by the trustee to intermediaries who are ultimately responsible for reporting the investor-specific information through Form 1099 to the investors and the IRS. Every trustee or intermediary that is required to file a Form 1099 for a Royalty Trust unitholder must furnish a written tax information statement that is in support of the amounts as reported on the applicable Form 1099 to the Royalty Trust unitholder. In compliance with the reporting requirements of the Treasury Regulations for non-mortgage widely held fixed investment trusts and the dissemination of Royalty Trust tax reporting information, the Trustee provides a generic tax information reporting booklet which is intended to be used only to assist Royalty Trust unitholders in the preparation of their 2025 U.S. federal and state income tax returns. This tax information booklet can be obtained at https://gultu.q4web.com/tax-information/default.aspx. Any generic tax information provided by the Trustee is intended to be used only to assist Royalty Trust unitholders in the preparation of their U.S. federal and state income tax returns.

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

Individual Royalty Trust unitholders who are required to file Louisiana individual income tax returns and pay Louisiana individual income tax on all or a portion of their proportionate shares of any Royalty Trust income may be subject to penalties for failure to comply with such requirements. For the year ended December 31, 2025, the rates for the payment of Louisiana income taxes are 3.0% for individuals, trusts and estates, and 5.5% for corporations. Individual taxpayers are allowed a deduction for depletion in Louisiana. The depletion allowance available under Louisiana law is 22% of the gross income from an applicable mineral property during the tax year. Louisiana currently does not require the Royalty Trust to withhold Louisiana individual income taxes from distributions made to non-resident Royalty Trust unitholders if the Royalty Trust is treated as a grantor trust for U.S. federal income tax purposes. Individual Royalty Trust unitholders who are legal residents of a state other than Louisiana may be subject to state and local individual income taxes, if any, in their states of residence on their receipt of any income from the Royalty Trust.

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

The onshore Highlander subject interest is the only subject interest that has established commercial production. Abandoning the well eliminated any production from the onshore Highlander subject interest, which also eliminated any proceeds to which the Royalty Trust would be entitled pursuant to its overriding royalty interests. Unless another well is drilled on the onshore Highlander subject interest and produces hydrocarbons in commercial quantities, the Royalty Trust does not expect to receive any income attributable to its overriding royalty interests and accordingly, does not expect to have any cash available to distribute to Royalty Trust unitholders in future periods. HOGA previously informed the Trustee that a new well on the onshore Highlander subject interest was spudded on January 30, 2025 and recently reported that the well had reached total depth of 30,862 feet on February 17, 2026; however, the future production status of this well remains unknown. Neither the Trustee nor the Royalty Trust unitholders has any right to control or influence operations of the subject interest.

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

The Royalty Trust has no control over the operations of the subject interests, which are necessary to generate any royalties to be distributed to the Royalty Trust unitholders. In addition, any royalties received by the Royalty Trust must first be used to (i) satisfy Royalty Trust administrative expenses and (ii) reduce Royalty Trust indebtedness. Lastly, the Trustee has established a minimum cash reserve of $302,500 as of December 31, 2025. As a result, distributions will be made to Royalty Trust unitholders only when royalties received less administrative expenses incurred and repayment of all indebtedness exceeds the minimum cash reserve.

Although distributions were paid to Royalty Trust unitholders in 2021, 2022 and the first quarter of 2023, distributions may not necessarily be made in the future. As a result of the abandonment of the sole well producing on the onshore Highlander subject interest, the Royalty Trust does not expect to receive any income attributable to its overriding royalty interests and accordingly, does not expect to have any cash available to distribute to Royalty Trust unitholders in future periods, unless another well is drilled on the onshore Highlander subject interest and produces hydrocarbons in commercial quantities. HOGA previously informed the Trustee that a new well on the onshore Highlander subject interest was spudded on January 30, 2025 and recently reported that the well had reached total depth of 30,862 feet on February 17, 2025; however, the future production status of this well remains unknown. The Royalty Trust’s only other sources of liquidity are mandatory annual contributions, any loans and the required standby reserve account or letter of credit from HOGA. As a result, any material adverse change in HOGA’s financial condition or results of operations could materially and adversely affect the Royalty Trust and the Royalty Trust units.

Natural gas prices fluctuate due to a number of factors that are beyond the control of the Royalty Trust and HOGA, and lower prices could reduce proceeds to the Royalty Trust and cash distributions to Royalty Trust unitholders.

The Royalty Trust’s quarterly distributions are highly dependent on the prices realized from the sale of natural gas, and a material decrease in such prices could reduce the amount of cash distributions paid to Royalty Trust unitholders. Natural gas prices fluctuate widely in response to relatively minor changes in supply, market uncertainty and a variety of additional factors that are beyond the control of HOGA and the Royalty Trust. These factors include, among others:

●	regional, domestic and foreign supply of, and demand for, natural gas, as well as perceptions of supply of, and demand for, natural gas;

●	U.S. and worldwide political and economic conditions;

●	tax, trade and tariff policies of the United States and other countries involved in global energy markets;

●	the wars in Ukraine and the Persian Gulf and the potential destabilizing effects such conflicts may pose for the global natural gas markets;

●	the occurrence or threat of epidemic or pandemic diseases or other public health event, or any government response to such occurrence or threat;

●	weather conditions and seasonal trends;

●	anticipated future prices of natural gas, alternative fuels and other commodities;

●	technological advances affecting energy consumption and energy supply;

●	the proximity, capacity, cost and availability of pipeline infrastructure, treating, transportation and refining capacity;

●	natural disasters and other acts of force majeure;

●	domestic and foreign governmental regulations and taxation;

●	energy conservation and environmental measures; and

●	the development, exploitation and market acceptance of alternative energy sources as part of a transition to a lower-carbon economy.

These factors and the volatility of the energy markets make it extremely difficult to predict future natural gas price movements with any certainty. During 2025, the New York Mercantile Exchange (NYMEX) natural gas price fluctuated from a low of $2.65 per MMBtu to a high of $9.86 per MMBtu. On March 2, 2026, the NYMEX natural gas price was $2.99 per MMBtu. Royalties that the Royalty Trust receives from its share of production will be reduced as a result of lower natural gas prices. As a result, future distributions from the Royalty Trust to its unitholders could be reduced or discontinued. In addition, lower oil and natural gas prices reduce the likelihood that the onshore Highlander subject interest will be developed or that any oil or natural gas discovered will be economic to produce. The volatility of energy prices reduces the accuracy of estimates of future cash distributions to the Royalty Trust unitholders and could affect the value of the Royalty Trust units.

The onshore Highlander subject interest targets Inboard Lower Tertiary/Cretaceous formations onshore in South Louisiana, which has greater risks and costs associated with its exploration and development than conventional prospects.

To date, only the onshore Highlander subject interest has achieved commercial production of hydrocarbons from Inboard Lower Tertiary/Cretaceous reservoirs in these areas. Moreover, the onshore Highlander subject interest is the only subject interest in which HOGA has an interest, as McMoRan previously has relinquished, allowed to expire or sold all of the other subject interests. The lack of comparative data and the limitations of diagnostic tools operating in the extreme temperatures and pressures encountered at these depths make it difficult to predict reservoir quality and well performance of these formations. It is also significantly more expensive and risky to drill and complete wells in these formations than at more conventional depths. Major contributors to such increased costs and risks include far higher temperatures and pressures encountered down hole, longer drilling times and the cost and extended procurement time related to the specialized equipment required to drill and complete these types of wells.

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

The threat of climate change continues to attract considerable attention globally. The Trump Administration’s efforts to roll back federal regulation of greenhouse gases (GHGs) represent a significant shift in federal climate policy, though the ultimate impact of those efforts on HOGA is unclear. In 2009, the EPA found that emissions of carbon dioxide, methane and other GHGs may present an endangerment to public health and the environment and subsequently issued regulations to restrict emissions of greenhouse gases under existing provisions of the CAA. These regulations include limits on tailpipe emissions from motor vehicles, preconstruction and operating permit requirements for certain large stationary sources, and methane emissions standards for certain new, modified and reconstructed oil and gas sources — as well as the EPA’s methane emissions guidelines for existing oil and gas sources that were adopted in 2024. The EPA also has adopted rules requiring the reporting of GHG emissions from specified large greenhouse gas emission sources in the United States, as well as certain onshore oil and natural gas production facilities, on an annual basis.

Shortly after President Trump took office in January 2025, the federal government embarked on a series of changes relating to climate policy and regulation. On January 20, 2025, President Trump announced the withdrawal of the United States from the Paris Climate Agreement. In July 2025, the EPA issued a proposed rule to rescind the 2009 GHG endangerment finding that provided a basis for GHG regulation under the CAA. In September 2025, the EPA proposed to rescind the GHG reporting program for sectors other than the oil and gas sector, while proposing to suspend GHG reporting requirements for the oil and gas sector until 2034. In February 2026, the EPA adopted a final rule repealing its prior endangerment finding, which opens the door for the EPA to repeal its GHG rules for the oil and gas sector.

The EPA has established methane standards for oil and gas sources under the CAA based on the now-repealed GHG endangerment finding. In 2024, the EPA adopted a final rule that will directly regulate volatile organic compound and methane emissions from new oil and gas sources and will require further emissions reductions through its regulation of flaring, compressors, pumps, storage vessels, process controllers, well completions and liquids unloading, and equipment leaks. At the same time, the EPA adopted emissions guidelines that will apply to existing oil and gas sources and that require reductions in volatile organic compound and methane emissions that are largely equivalent to the requirements for new sources. The existing source emissions guidelines are to be implemented through state plans, with expected compliance dates for existing sources arriving in 2029. In 2025, however, the EPA extended certain compliance deadlines for both new and existing sources, and the 2026 endangerment finding repeal provides a basis for undoing the oil and gas methane standards, though the fact that the oil and gas standards address both methane and volatile organic compounds, which are regulated independently of EPA’s authority to regulate GHGs, may limit the impact of future changes to the methane standards that currently apply to oil and gas sources.

The Inflation Reduction Act of 2022 (the IRA) included new CAA section 136(c) directing the EPA to collect the Waste Emissions Charge (WEC) from facilities in the oil and gas sector that report more than 25,000 tons of carbon dioxide equivalent emissions in a calendar year. The charge will first apply to methane emissions from calendar year 2024. The charge is determined by comparing actual reported methane emissions to statutorily established “methane intensity figures” that are based on gas production or throughput, with a charge assessed for every ton of methane emissions that exceeds the facility’s allowable emissions based on the applicable methane intensity figure. The charge will be $900 per ton for 2024 emissions and will increase to $1,200 and then $1,500 per ton in subsequent years. The program includes key exemptions, most notably a regulatory compliance exemption that applies to and exempts the emissions from facilities that are subject to and in complete compliance with the EPA’s new or existing source methane requirements. The EPA adopted new rules to implement the WEC program in November 2024. The EPA adopted new rules to implement the WEC program in November 2024. The fate of the WEC and the EPA rules implementing the WEC is unclear. In March 2025, President Trump signed legislation repealing the EPA’s 2024 WEC rules under the Congressional Review Act. The repeal of the EPA’s WEC rules did not eliminate the statutory requirement to pay the WEC, but it eliminated the rules established by the EPA to determine the WEC due, the payment mechanism, and any payment deadlines. The U.S. Congress may be considering amendment or repeal of certain portions of the IRA, including the statutory provisions establishing the WEC.

Meanwhile, more than one-third of the states have begun taking actions to control and/or reduce emissions of GHGs, primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs. Although most of the state-level initiatives have to date focused on large sources of GHG emissions, such as coal-fired electric plants, it is possible that smaller sources of emissions could become subject to GHG emission limitations or allowance purchase requirements in the future. In addition, Congress may consider adopting legislation to reduce emissions of greenhouse gases. Any one of these climate change regulatory and legislative initiatives could have a material adverse effect on HOGA’s business, capital expenditures, financial condition and results of operations.

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

In addition, future regulatory initiatives in the U.S. related to climate change disclosure or reporting could adversely affect the Royalty Trust. On March 6, 2024, the SEC issued a final rule regarding the enhancement and standardization of mandatory climate-related disclosures for investors. The final rule mandates extensive disclosure of climate-related data, risks, and opportunities, including financial impacts, physical and transition risks, related governance and strategy and greenhouse gas emissions, for certain public companies. The SEC’s climate disclosure rule was challenged in court, and in March 2025 the SEC announced that it had voted to end its defense of the 2024 rule. The outcome of that litigation or separate rule changes made by the SEC may result in changes to climate-related disclosure requirements. Even in the absence of federal requirements, however, some states have adopted climate disclosure laws or rules that are not affected by the SEC’s review. Compliance with the federal or state disclosure rules may result in increased legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly, and place strain on the personnel, systems and resources of HOGA or the Royalty Trust or both.

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

The Royalty Trust units are quoted on the OTCID Basic Market (OTCID), operated by OTC Markets Group, Inc. The OTCID is a significantly more limited market than the national securities exchanges, which could adversely affect the market price, trading volume, liquidity and resale price of the Royalty Trust units.

Meanwhile, an active market in the Royalty Trust units may not continue at present levels or increase in the future. In addition, securities that trade on the OTCID may experience more volatility compared to securities that trade on a national securities exchange. This volatility may be caused by a variety of factors, including the lack of readily available price quotations, the absence of consistent administrative supervision of bid and ask quotations, lower trading volumes, and market conditions.

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

Pursuant to the Royalty Trust Agreement, the Depositor has agreed to pay annual trust expenses up to a maximum amount of $350,000, with no right of repayment or interest due, to the extent the Royalty Trust lacks sufficient funds to pay administrative expenses. Pursuant to this provision, HOGA contributed $200,750 on April 4, 2025 and $149,250 on May 16, 2025, together representing the maximum contribution of $350,000 for the payment of trust expenses incurred during the year ended December 31, 2025. On February 1, 2024, FCX contributed the maximum of $350,000 for the payment of trust expenses incurred during the year ended December 31, 2024. In addition to such annual contributions, the Depositor has agreed to lend money, on an unsecured, interest-free basis, to the Royalty Trust to fund the Royalty Trust’s ordinary administrative expenses as set forth in the Royalty Trust Agreement. All funds the Trustee borrows to cover expenses or liabilities, whether from the Depositor or from any other source, must be repaid before the Royalty Trust unitholders will receive any distributions. HOGA loaned the Royalty Trust $216,489 during the year ended December 31, 2025. FCX loaned the Royalty Trust $200,000 during the year ended December 31, 2024. Pursuant to the Assignment, as of December 31, 2024, FCX assigned to HOGA the promissory note relating to the outstanding loan to the Royalty Trust. As of December 31, 2025, the outstanding note payable to HOGA was $416,489. To the extent annual trust expenses exceed $350,000, the Royalty Trust may be required to borrow funds from HOGA in the future.

Pursuant to the Royalty Trust Agreement, the Depositor also agreed to provide and maintain a $1.0 million stand-by reserve account or an equivalent letter of credit for the benefit of the Royalty Trust to enable the Trustee to draw on such reserve account or letter of credit to pay obligations of the Royalty Trust if its funds are inadequate to pay its obligations at any time. Currently, with the consent of the Trustee, HOGA may reduce the reserve account or substitute a letter of credit with a different face amount for the original letter of credit or any substitute letter of credit. In connection with this arrangement, FCX provided $1.0 million in the form of a reserve fund cash account to the Royalty Trust. As of December 31, 2025, the Royalty Trust had used $151,632 from the reserve account, and the Depositor had not requested a reduction of such reserve account. Effective December 31, 2024, pursuant to the Assignment, FCX assigned its right, title and interest in the stand-by reserve account to HOGA, and HOGA assumed the responsibility to maintain the stand-by reserve account from FCX.

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

At December 31, 2025, the Royalty Trust had 230,172,696 Royalty Trust units outstanding. In connection with the Highlander Sale on February 5, 2019, McMoRan assigned 31,143,150 Royalty Trust units to HOGA and retained 31,143,149 Royalty Trust units. HOGA and FCX each hold 13.5% of the outstanding Royalty Trust units. HOGA or FCX may sell Royalty Trust units in the public or private markets. Any such sales may have a material adverse effect on the trading price of the Royalty Trust units. A small number of other Royalty Trust unitholders also hold significant percentages of the outstanding Royalty Trust units, and sales by such holders also may have a material adverse effect on the trading price of the Royalty Trust units. See Part III, Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Royalty Trust Unitholder Matters” of this Form 10-K.

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

Each of the Trustee and HOGA depend heavily upon information technology systems and networks in connection with their respective business activities as they relate to the Royalty Trust. Despite any security measures implemented, events such as the loss or theft of back-up tapes or other data storage media could occur, and computer systems could be subject to physical and electronic break-ins, cyber-attacks and similar disruptions from unauthorized tampering, including threats that may come from external factors, such as governments, organized crime, hackers and third parties to whom certain functions are outsourced, or may originate internally from within the respective companies. This risk is exacerbated with the advancement of technologies like artificial intelligence, which malicious third parties are using to create new, sophisticated and more frequent attacks. Furthermore, geopolitical tensions or conflicts, such as the ongoing wars in Ukraine and the Persian Gulf, may further heighten the risk of cybersecurity attacks.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

The Royalty Trust has no directors or executive officers. The affairs of the Royalty Trust are managed by the Trustee. The Royalty Trust falls under the cybersecurity program of The Bank of New York Mellon Corporation (BNY Mellon), the parent corporation of The Bank of New York Mellon Trust Company, N.A. As further described in its 2025 Annual Report, BNY Mellon maintains a broad range of defenses aimed at remaining abreast of and responding to evolving cybersecurity threats impacting it, its operations, its clients, its third-party service providers and the broader financial services sector.

Risk Management Strategy and Procedures

BNY Mellon has implemented policies and procedures designed to detect, prevent and respond to malicious and accidental disruptions to the delivery of critical technology services. BNY Mellon’s cybersecurity risk management program is embedded in its three lines of defense model.

As part of its first line of defense, BNY Mellon maintains a dedicated Cybersecurity organization, led by the Chief Information Security Officer (the CISO), that is responsible for the day-to-day management of risks from cybersecurity threats. Cybersecurity’s responsibilities include cybersecurity threat intelligence, incident response and other cybersecurity operations aimed at enabling BNY Mellon to identify, assess and manage existing and emerging cybersecurity threats. Cybersecurity monitors for potential threats and communicates relevant risks to the CISO and other members of executive management. Additionally, Cybersecurity maintains a cybersecurity incident response and reporting process pursuant to which cybersecurity incidents are classified according to their severity based upon an assessment of multiple factors. Certain cybersecurity incidents may activate enterprise-wide resiliency processes, which include, among other things, escalation through the management and Board committee structures described below. In addition, BNY Mellon maintains a preparedness program designed to reinforce cybersecurity risk management practices and compliance with BNY Mellon’s policies and procedures. The preparedness program includes mandatory training for all employees, contractors and consultants, enhanced training for those in roles presenting higher risk, calibrated phishing email simulations, distribution of information security awareness materials and cybersecurity event simulation exercises. In addition, BNY Mellon leverages both internal and external assessments and engages with third-party assessors, consultants and auditors to evaluate and test its cybersecurity controls and provide guidance on potential improvements, including design and operating effectiveness. BNY Mellon’s information security management system is certified to the ISO 27001 standard by an independent, accredited certification body, and BNY Mellon maintains this certification through periodic external audits and ongoing monitoring.

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

Cybersecurity is subject to ongoing review and challenge from Technology Risk Management, which is a part of the independent second line of defense risk function. Technology Risk Management, together with the broader Risk & Compliance group, is responsible for and manages BNY Mellon’s risk management framework and establishes guidance for Cybersecurity and management designed to help identify, assess and manage cybersecurity risk.

BNY Mellon’s Internal Audit function serves as the third line of defense and provides an independent view on how effectively the organization as a whole manages cybersecurity risk.

Risk Management Oversight and Governance

BNY Mellon’s management is responsible for assessing and managing BNY Mellon’s material risks from cybersecurity threats with oversight provided by its Board of Directors (the “Board”) and the Board committees. The Risk Committee of the Board has primary responsibility for oversight of the overall operation of BNY Mellon’s risk management framework, including policies and practices addressing cybersecurity risk, and is responsible for the oversight of the second line of defense with respect to its cybersecurity risk management responsibilities. The Technology Committee of the Board and the full Board regularly receive reports and briefings from management concerning cybersecurity matters, including any significant changes to BNY Mellon’s cybersecurity program. BNY Mellon also has protocols for escalating cybersecurity threats and incidents to the Technology Committee of the Board and the full Board. In addition, the Audit Committee of the Board monitors and oversees the performance of Internal Audit, including with respect to its cybersecurity risk management responsibilities.

At the management level, BNY Mellon’s Technology Oversight Committee, which is the senior management committee responsible for the governance and oversight of BNY Mellon’s significant technology projects and initiatives, reviews reports from management concerning Cybersecurity and is responsible for, among other things, escalating issues, including significant cybersecurity threats and incidents, to the Technology Committee of the Board and the full Board of Directors. The Technology Oversight Committee is chaired by the Chief Information Officer and Global Head of Engineering (the CIO).

BNY Mellon’s Technology Risk Committee is the most senior governance committee primarily focused on cybersecurity and technology risk issues and is a part of the second line of defense risk function. It is responsible for, among other things, overseeing and reviewing emerging cybersecurity risks, significant cybersecurity incidents and remediation plans. The Technology Risk Committee receives reports from management and has protocols for escalating certain issues and risks to the Enterprise Risk Committee and the Risk Committee of the Board. The Technology Risk Committee is chaired by the Chief Technology Risk Officer. Members include key leaders from the first line of defense, including the CISO.

BNY Mellon’s CIO, CISO and Chief Technology Risk Officer each have extensive experience in assessing and managing risks from cybersecurity threats. BNY Mellon’s CIO joined BNY Mellon in 2024 from a large multinational company, where she was responsible for overseeing information technology and cybersecurity operations. BNY Mellon’s CISO joined BNY Mellon in 2025 and previously led the global assurance function for cybersecurity and technology controls at a global systemically important financial institution. BNY Mellon’s Chief Technology Risk Officer joined BNY Mellon in 2024 and has previous experience as Global Head of Cyber, Technology and Information Security Risk Management at a global systemically important financial institution and over a decade of experience serving the U.S. Intelligence community in a variety of cybersecurity-related positions. BNY Mellon believes that refreshing leadership in the CIO, CISO and Chief Technology Risk Officer roles brings new perspectives and specialized expertise to enhance cybersecurity practices, while continuity is safeguarded through disciplined succession and transition planning.

Item 3. Legal Proceedings

There are currently no pending legal proceedings to which the Royalty Trust is a party.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Royalty Trust Units, Related Royalty Trust Unitholder Matters and Issuer Purchases of Royalty Trust Units

The Royalty Trust units have been quoted on the OTCID Basic Market (OTCID), operated by OTC Markets Group Inc., since July 1, 2025, having previously been quoted on the OTC Pink Market (OTC Pink), in each case under the symbol “GULTU.” For information regarding the OTCID and fluctuations in the market price and trading volume of the Royalty Trust units, see Part I, Item 1A. “Risk Factors – There is a limited public market for the Royalty Trust units, which could affect the market price, trading volume, liquidity and resale price of the Royalty Trust units” of this Form 10-K.

The following table shows the high and low sales/bid prices, as applicable, per Royalty Trust unit as reported on the OTC Pink for 2024 and the first two quarters of 2025, and as reported on the OTCID for the final two quarters of 2025. Quotations on the OTC Pink and the OTCID reflect bid and ask quotations, may reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions.

	2025		2024
	High	Low	High	Low
First Quarter	$0.03	$0.02	$0.01	$0.01
Second Quarter	0.03	0.02	0.02	0.01
Third Quarter	0.04	0.03	0.02	0.01
Fourth Quarter	$0.04	$0.03	$0.04	$0.01

As of March 20, 2026, the 230,172,696 Royalty Trust units outstanding were held by 3,873 Royalty Trust unitholders of record.

Recent Sales of Unregistered Securities and Royalty Trust Unitholder Matters

There were no equity securities sold by the Royalty Trust during the year ended December 31, 2025. At December 31, 2025, the Royalty Trust had 230,172,696 Royalty Trust units outstanding.

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

The Royalty Trust units are quoted on the OTCID Basic Market. The OTCID Basic Market is a significantly more limited market than the national securities exchanges, which could adversely affect the market price, trading volume, liquidity and resale price of the Royalty Trust units.

For information regarding the OTCID Basic Market, see Part I, Item IA. “Risk Factors – There is a limited public market for the Royalty Trust units, which could affect the market price, trading volume and resale price of the Royalty Trust units” of this Form 10-K.

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

The onshore Highlander subject interest is the only subject interest that has established commercial production. Abandoning the well eliminated any production from the onshore Highlander subject interest, which also eliminated any proceeds to which the Royalty Trust would be entitled pursuant to its overriding royalty interests during the same period. Unless another well is drilled on the onshore Highlander subject interest and produces hydrocarbons in commercial quantities, the Royalty Trust does not expect to receive any income attributable to its overriding royalty interests and accordingly, does not expect to have any cash available to distribute to Royalty Trust unitholders in future periods. HOGA previously informed the Trustee that a new well on the onshore Highlander subject interest was spudded on January 30, 2025 and recently reported that the well had reached total depth of 30,862 feet on February 17, 2026; however, the future production status of this well remains unknown. Neither the Trustee nor the Royalty Trust unitholders has any right to control or influence operations of the subject interest.

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

RESULTS OF OPERATIONS

Royalty Income. The onshore Highlander subject interest began commercial production on February 25, 2015. Prior to this date there had been no commercial production of hydrocarbons from any of the subject interests. As there was no production in 2025 or 2024, the Royalty Trust did not receive any royalties for the years ended December 31, 2025 and 2024.

Administrative Expenses. For the years ended December 31, 2025 and 2024, the Royalty Trust paid administrative expenses of $562,618 and $899,455, respectively. Administrative expenses, which consisted primarily of audit, legal and trustee expenses incurred in connection with the administration of the Royalty Trust, were higher in 2024 compared to 2025 because fourth quarter 2023 administrative expenses were paid in the first quarter of 2024, when the Royalty Trust borrowed funds from FCX.

LIQUIDITY AND CAPITAL RESOURCES

Pursuant to the Royalty Trust Agreement, the Depositor has agreed to pay annual trust expenses up to $350,000, with no right of repayment or interest due, to the extent the Royalty Trust lacks sufficient funds to pay administrative expenses. Pursuant to this provision, HOGA contributed $200,750 on April 4, 2025 and $149,250 on May 16, 2025, together representing the maximum contribution of $350,000 for the payment of trust expenses incurred during the year ended December 31, 2025. On February 1, 2024, FCX contributed the maximum of $350,000 for the payment of trust expenses incurred during the year ended December 31, 2024. In addition to such annual contributions, the Depositor has agreed to lend money, on an unsecured, interest-free basis, to the Royalty Trust to fund the Royalty Trust’s ordinary administrative expenses as set forth in the Royalty Trust Agreement. All funds the Trustee borrows to cover expenses or liabilities, whether from the Depositor or from any other source, must be repaid before the Royalty Trust unitholders will receive any distributions. HOGA loaned the Royalty Trust $216,489 during the year ended December 31, 2025. FCX loaned the Royalty Trust $200,000 during the year ended December 31, 2024. Pursuant to the Assignment, as of December 31, 2024, FCX assigned to HOGA the promissory note relating to the outstanding loan to the Royalty Trust. As of December 31, 2025, the outstanding note payable to HOGA was $416,489. To the extent annual trust expenses exceed $350,000, the Royalty Trust may be required to borrow funds from HOGA in the future.

Pursuant to the Royalty Trust Agreement, the Depositor also agreed to provide and maintain a $1.0 million stand-by reserve account or an equivalent letter of credit for the benefit of the Royalty Trust to enable the Trustee to draw on such reserve account or letter of credit to pay obligations of the Royalty Trust if its funds are inadequate to pay its obligations at any time. Currently, with the consent of the Trustee, HOGA may reduce the reserve account or substitute a letter of credit with a different face amount for the original letter of credit or any substitute letter of credit. In connection with this arrangement, FCX provided $1.0 million in the form of a reserve fund cash account to the Royalty Trust. As of December 31, 2025, the Royalty Trust had used $151,632 from the reserve account, and the Depositor had not requested a reduction of such reserve account. Effective December 31, 2024, pursuant to the Assignment, FCX assigned its right, title and interest in the stand-by reserve account to HOGA, and HOGA assumed the responsibility to maintain the stand-by reserve account from FCX.

In connection with the completion of the Highlander Sale, HOGA assumed all administrative and reporting responsibilities with respect to the Royalty Trust, including those described in Article III of the Royalty Trust Agreement.

Royalties are paid to the Royalty Trust on the last day of the month following the month in which production payments are received by the Grantor in accordance with the terms of the master conveyance. In accordance with the master conveyance. The Royalty Trust did not receive any royalties in 2025 and 2024, as the well was shut-in.

Royalties received by the Royalty Trust must first be used to (i) satisfy Royalty Trust administrative expenses and (ii) reduce Royalty Trust indebtedness. The Royalty Trust has an outstanding note payable to HOGA of $416,489 outstanding as of December 31, 2025. As of December 31, 2025, the Trustee has established a minimum cash reserve of $302,500. As a result, distributions will be made to Royalty Trust unitholders only when royalties received less administrative expenses incurred and repayment of any indebtedness exceeds the minimum cash reserve.

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

There was no distributable income in 2025 and 2024. The Royalty Trust’s only other sources of liquidity are mandatory annual contributions, any loans and the required standby reserve account or letter of credit from HOGA. As a result, any material adverse change in HOGA’s financial condition or results of operations could materially and adversely affect the Royalty Trust and the underlying Royalty Trust units. See Part I, Item 1A. “Risk Factors” of this Form 10-K for more information.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Trustee and Unitholders of

Gulf Coast Ultra Deep Royalty Trust

Opinion on the Financial Statements

We have audited the accompanying statement of assets, liabilities and trust corpus of Gulf Coast Ultra Deep Royalty Trust (the Trust) as of December 31, 2025 and 2024, and the related statements of distributable income and changes in trust corpus for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2025 and 2024, and its distributable income and changes in trust corpus for the years then ended, in conformity with the modified cash basis of accounting, as described in Note 1, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

Basis of Accounting

As described in Note 1 of the financial statements, these financial statements were prepared on the modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America

Basis for Opinion

These financial statements are the responsibility of The Bank of New York Mellon Trust Company, N.A., as the Trust’s trustee (the Trustee). Our responsibility is to express an opinion on the Trust’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Trust’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ WEAVER AND TIDWELL, L.L.P.

Houston, Texas

March 25, 2026

We have served as the Trust’s auditor since 2024.

GULF COAST ULTRA DEEP ROYALTY TRUST

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	December 31,	December 31,
	2025	2024
ASSETS
Operating cash	$20,419	$15,571
Reserve fund cash and short-term investments	1,063,137	1,020,456
Total assets	$1,083,556	$1,036,027

LIABILITIES AND TRUST CORPUS
Reserve fund liability	$1,214,769	$1,172,088
Note Payable to HOGA	416,489	200,000
Trust corpus (230,172,696 royalty trust units authorized, issued and outstanding as of December 31, 2025 and 2024)	(547,702)	(336,061)
Total liabilities and trust corpus	$1,083,556	$1,036,027

The accompanying notes are an integral part of these financial statements.

GULF COAST ULTRA DEEP ROYALTY TRUST

STATEMENTS OF DISTRIBUTABLE INCOME

	Years Ended December 31,
	2025	2024
Interest income and other	$978	$3,737
Administrative expenses	(562,619)	(899,455)
Administrative expenses in excess of income	$(561,641)	$(895,718)
Distributable income (Note 4)	$—	$—
Royalty trust units outstanding at end of period	230,172,696	230,172,696

The accompanying notes are an integral part of these financial statements.

GULF COAST ULTRA DEEP ROYALTY TRUST

STATEMENTS OF CHANGES IN TRUST CORPUS

	Years Ended December 31,
	2025	2024
Trust corpus, beginning of period	$(336,061)	$43,741
Trust Contributions	350,000	515,916
Administrative expenses in excess of income	(561,641)	(895,718)
Trust corpus, end of period	$(547,702)	$(336,061)

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

The onshore Highlander subject interest began commercial production on February 25, 2015. Prior to this date there had been no commercial production of hydrocarbons from any of the subject interests. On January 19, 2023, the sole well producing from the onshore Highlander subject interest experienced an operational issue, resulting in substantial amounts of water entering the well, which caused a shut in of the well before production resumed at significantly reduced levels. Following an evaluation by HOGA’s field operations team, HOGA determined that it would be necessary to commence operations to control the water production, in expectation of eventually initiating “kill” operations on the well. HOGA informed the Trustee that the well was shut in effective March 31, 2023 and production from the well has ceased. After that time the well flowed intermittently but not on a continuous basis. In October 2023, HOGA informed the Trustee that due to the underground flow of fluids into the wellbore, the well could not be salvaged and would be required to be plugged and abandoned. HOGA subsequently informed the Trustee that operations to permanently plug and abandon the well commenced in early March 2024. In February 2025, HOGA notified the Trustee that a new well on the onshore Highlander subject interest was spudded on January 30, 2025. See Note 8 for information regarding the status of the drilling of the new well.

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

5. RELATED PARTY TRANSACTIONS

Royalties. In accordance with the master conveyance, the Royalty Trust did not receive any royalties during the years ended December 31, 2025 and 2024. Royalties received by the Royalty Trust must first be used to (i) satisfy Royalty Trust administrative expenses and (ii) reduce Royalty Trust indebtedness. The Royalty Trust had an outstanding note payable to HOGA of $416,489 and $200,000 outstanding as of December 31, 2025 and 2024, respectively. As of December 31, 2025, the Trustee has established a minimum cash reserve of $302,500. As a result, distributions are made to Royalty Trust unitholders only when royalties received less administrative expenses incurred and repayment of any indebtedness exceeds the minimum cash reserve.

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

Funding of Administrative Expenses. Pursuant to the Royalty Trust Agreement, the Depositor has agreed to pay annual trust expenses up to $350,000, with no right of repayment or interest due, to the extent the Royalty Trust lacks sufficient funds to pay administrative expenses. Pursuant to this provision, HOGA contributed $200,750 on April 4, 2025 and $149,250 on May 16, 2025, together representing the maximum contribution of $350,000 for the payment of trust expenses incurred during the year ended December 31, 2025. On February 1, 2024, FCX contributed the maximum of $350,000 for the payment of trust expenses incurred during the year ended December 31, 2024. In addition to such annual contributions, the Depositor has agreed to lend money, on an unsecured, interest-free basis, to the Royalty Trust to fund the Royalty Trust’s ordinary administrative expenses as set forth in the Royalty Trust Agreement. All funds the Trustee borrows to cover expenses or liabilities, whether from the Depositor or from any other source, must be repaid before the Royalty Trust unitholders will receive any distributions. HOGA loaned the Royalty Trust $216,489 during the year ended December 31, 2025. FCX loaned the Royalty Trust $200,000 during the year ended December 31, 2024. Pursuant to the Assignment, as of December 31, 2024, FCX assigned to HOGA the promissory note relating to the outstanding loan to the Royalty Trust. As of December 31, 2025 and 2024, the outstanding note payable to HOGA was $416,489 and $200,000, respectively. To the extent annual trust expenses exceed $350,000, the Royalty Trust may be required to borrow funds from HOGA in the future.

Pursuant to the Royalty Trust Agreement, the Depositor also agreed to provide and maintain a $1.0 million stand-by reserve account or an equivalent letter of credit for the benefit of the Royalty Trust to enable the Trustee to draw on such reserve account or letter of credit to pay obligations of the Royalty Trust if its funds are inadequate to pay its obligations at any time. Currently, with the consent of the Trustee, HOGA may reduce the reserve account or substitute a letter of credit with a different face amount for the original letter of credit or any substitute letter of credit. In connection with this arrangement, the Depositor provided $1.0 million in the form of a reserve fund cash account to the Royalty Trust, which amount is reflected as reserve fund cash (and short-term investments) with a corresponding reserve fund liability in the accompanying Statements of Assets, Liabilities and Trust Corpus. As of December 31, 2024, the Royalty Trust had used $151,632 from the reserve account. During the year ended December 31, 2025, the Royalty Trust did not use any funds from the reserve account in 2025 and the Depositor did not request a reduction of such reserve account. Effective December 31, 2024, FCX assigned its right, title and interest in the stand-by reserve account to HOGA, and HOGA assumed the responsibility to maintain the stand-by reserve account from FCX.

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

6. DISTRIBUTIONS

There was not any distributable income for the years ended December 31, 2025 and 2024.

7. CONTINGENCIES

Litigation. There are currently no pending legal proceedings to which the Royalty Trust is a party.

8. SUBSEQUENT EVENTS

On February 25, 2026, HOGA notified the Trustee that the well on the onshore Highlander subject interest, which had spudded on January 30, 2025, reached total depth of 30,862 feet on February 17, 2026. The future production status of this well remains unknown.

9. SUPPLEMENTARY OIL AND GAS INFORMATION (UNAUDITED)

Proved Natural Gas Reserve Information. There are no proved reserves for the years ended December 31, 2025 and 2024.

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

Internal Control Over Financial Reporting

(a) Trustee’s Annual Report on Internal Control over Financial Reporting. The Bank of New York Mellon Trust Company, N.A., as Trustee of the Royalty Trust, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act. The Trustee conducted an evaluation of the effectiveness of the Royalty Trust’s internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the “COSO criteria”). Based on the Trustee’s evaluation under the COSO criteria, the Trustee concluded that the Royalty Trust’s internal control over financial reporting was effective as of December 31, 2025.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

(b) Changes in Internal Control over Financial Reporting. During the quarter ended December 31, 2025, there has been no change in the Royalty Trust’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Royalty Trust’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of HOGA.

Item 9B. Other Information

Rule 10b5-1 Trading Plans. During the three months ended December 31, 2025, no officer or employee of the Trustee who performs policy-making functions for the Royalty Trust adopted, modified, or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408(a) of Regulation S-K, with respect to the Royalty Trust units.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Royalty Trust Unitholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The Trust does not have any employees and, therefore, does not maintain any equity compensation plans.

Security Ownership of Certain Beneficial Owners

Based on filings with the SEC and any information that HOGA has provided to the Trustee, the table below shows the beneficial owners of more than 5% of the outstanding Royalty Trust units. Unless otherwise indicated, all information is presented as of December 31, 2025, and all Royalty Trust units beneficially owned are held with sole voting and investment power.

Name and Address of Beneficial Owner	Total Number of Royalty Trust Units Beneficially Owned		Percent of Outstanding Royalty Trust Units (a)

Highlander Oil & Gas Assets LLC
Montex Highlander LLC
420 Throckmorton Street, Suite 550
Fort Worth, TX 76102	31,143,150	(b)	13.53%

Freeport-McMoRan Inc.
McMoRan Oil & Gas LLC
333 North Central Avenue
Phoenix, AZ 85004	31,143,149	(c)	13.53%

Leon G. Cooperman
11431 W. Palmetto Park Road
Boca Raton, FL 33428	21,651,695	(d)	9.41%

Akanthos Capital Management, LLC
21700 Oxnard Street, Suite 1730
Woodland Hills, CA 91367	16,135,696	(e)	7.01%

(a)	Based on 230,172,696 Royalty Trust units outstanding as of December 31, 2025.

(b)	Based on a Schedule 13G filed with the SEC on June 9, 2023 that constitutes an initial Schedule 13G on behalf of Montex Highlander, LLC (“Montex Highlander”) and Amendment No. 2 to the Schedule 13G filed by HOGA and Magnolia Oil & Gas Corporation (“Magnolia”) on March 15, 2019. On May 30, 2023, Montex Highlander purchased all of the interest in Highlander Oil & Gas Holdings LLC (“Highlander Holdings”) owned by MGY Louisiana, LLC (“MGY Louisiana”). Highlander Holdings wholly owns HOGA, which owns the Royalty Trust units reported on the Schedule 13G. MGY Louisiana is a wholly owned subsidiary of Magnolia Oil & Gas Operating LLC, which is a wholly owned subsidiary of Magnolia Oil & Gas Intermediate LLC, which is a wholly owned subsidiary of Magnolia Oil & Gas Parent LLC, whose managing member is Magnolia.

(c)	Based on an amended Schedule 13G/A filed with the SEC on February 12, 2020 by FCX and McMoRan.

(d)	Based on an amended Schedule 13G filed with the SEC on November 13, 2015, by Leon G. Cooperman, on his own behalf and on behalf of affiliated investment firms and managed accounts identified therein. Mr. Cooperman represents that he has sole voting and investment power over 5,000,000 Royalty Trust units. Mr. Cooperman subsequently filed an amended Form 4 on December 4, 2015, reporting 21,651,695 Royalty Trust units held in managed accounts and private investment entities over which he has investment discretion but disclaims beneficial ownership except to the extent of his pecuniary interest therein.

(e)	Based on a Schedule 13G filed with the SEC on February 14, 2018, by Akanthos Capital Management, LLC. According to the filing, the Akanthos Capital Management, LLC has sole voting and investment power with respect to 16,135,696 Royalty Trust units and no shared voting or investment power with respect to Royalty Trust units; all securities reported are owned by the reporting person’s advisory clients, none of which to the reporting person’s knowledge owns more than 5% of the total outstanding Royalty Trust units.

Security Ownership of Management

Not applicable.

Changes in Control

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

Funding of Administrative Expenses. Pursuant to the Royalty Trust Agreement, the Depositor has agreed to pay annual trust expenses up to $350,000, with no right of repayment or interest due, to the extent the Royalty Trust lacks sufficient funds to pay administrative expenses. Pursuant to this provision, HOGA contributed $200,750 on April 4, 2025 and $149,250 on May 16, 2025, together representing the maximum contribution of $350,000 for the payment of trust expenses incurred during the year ended December 31, 2025. On February 1, 2024, FCX contributed $350,000 for the payment of trust expenses incurred during the year ended December 31, 2024. In addition to such annual contributions, the Depositor has agreed to lend money, on an unsecured, interest-free basis, to the Royalty Trust to fund the Royalty Trust’s ordinary administrative expenses as set forth in the Royalty Trust Agreement. All funds the Trustee borrows to cover expenses or liabilities, whether from the Depositor or from any other source, must be repaid before the Royalty Trust unitholders will receive any distributions. HOGA loaned the Royalty Trust $216,489 during the year ended December 31, 2025. FCX loaned the Royalty Trust $200,000 during the year ended December 31, 2024. Pursuant to the Assignment, as of December 31, 2024, FCX assigned to HOGA the promissory note relating to the outstanding loan to the Royalty Trust. As of December 31, 2025, the outstanding note payable to HOGA was $416,489. To the extent annual trust expenses exceed $350,000, the Royalty Trust may be required to borrow funds from HOGA in the future.

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

Royalty Trust Units Held by FCX and HOGA. At December 31, 2025, the Royalty Trust had 230,172,696 Royalty Trust units outstanding. At December 31, 2025, HOGA held 31,143,150 Royalty Trust units and FCX, through its wholly owned subsidiary McMoRan, held 31,143,149 Royalty Trust units. FCX and HOGA each hold 13.5% of the outstanding Royalty Trust units.

Director Independence. The Royalty Trust has no directors.

Item 14. Principal Accountant Fees and Services

Fees and Related Disclosures for Accounting Services

On August 2, 2024, the Trustee dismissed Ernst & Young, LLP as the Royalty Trust’s independent registered public accounting firm. On August 2, 2024, the Trustee appointed Weaver and Tidwell, L.L.P. (Weaver) as the Royalty Trust’s independent registered public accounting firm.

The following table discloses the fees for professional services billed to the Royalty Trust by Weaver for the years ended December 31, 2025 and 2024:

	2025	2024
Audit Fees(1)	$120,750	$15,750
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

(1)	Fees billed for professional services rendered for the audit of the Royalty Trust’s financial statements and reviews of the financial statements included in the Royalty Trust’s quarterly reports and annual financial statements.

The Royalty Trust has no audit committee, and as a result, has no audit committee pre-approval policies and procedures with respect to fees paid to Weaver. Any pre-approval or approval of any services performed by the principal auditor or any other professional service firms and related fees are granted by the Trustee.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements. The following financial statements are set forth under Part II, Item 8 of this Form 10-K on the pages indicated:

(a)(2)	Financial Statement Schedules. All financial statement schedules are either not required under the related instructions or are not applicable because the information has been included elsewhere herein.

(a)(3)	Exhibits. The exhibits below are filed or furnished herewith or incorporated herein by reference.

Filed or
Furnished
Exhibit		with this	Incorporated by Reference
Number	Exhibit Title	Form 10-K	Form	File No.	Date Filed
3.1	Composite Certificate of Trust of Gulf Coast Ultra Deep Royalty Trust		10-Q	333-185742	August 14, 2013
4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934		10-K	001-36386	March 20, 2020
10.1	Master Conveyance of Overriding Royalty Interest by and between McMoRan Oil & Gas LLC and Gulf Coast Ultra Deep Royalty Trust, dated as of June 3, 2013		8-K	333-185742	June 4, 2013
10.2	Amended and Restated Royalty Trust Agreement of Gulf Coast Ultra Deep Royalty Trust, dated as of June 3, 2013		8-K	333-185742	June 4, 2013
16.1	Letter of Ernst & Young LLP dated August 8, 2024 to the SEC		8-K	333-185742	August 8, 2024
23	Consent of Netherland, Sewell & Associates, Inc.	X
31	Certification pursuant to Rule 13a-14(a)/15d-14(a)	X
32	Certification pursuant to 18 U.S.C. Section 1350	X
99.1	Report of Netherland, Sewell & Associates, Inc. dated January 26, 2023		10-K	001-36386	March 15, 2023
99.2	Letter from Netherland, Sewell & Associates, Inc. dated March 13, 2026	X

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
Date: March 25, 2026

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

