Form 10-Q
period 2026-03-31
Gulf Coast Ultra Deep Royalty Trust
filed 2026-05-13
CIK 1565146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

☐ Yes ☒ No

On May 13, 2026, there were 230,172,696 royalty trust units outstanding representing beneficial interests in the registrant.

GULF COAST ULTRA DEEP ROYALTY TRUST

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

GULF COAST ULTRA DEEP ROYALTY TRUST

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	March 31,	December 31,
	2026	2025
	(unaudited)	(audited)
ASSETS
Operating cash	$20,619	$20,419
Reserve fund cash and short-term investments	1,072,564	1,063,137
Total assets	$1,093,183	$1,083,556

LIABILITIES AND TRUST CORPUS
Reserve fund liability	$1,224,195	$1,214,769
Note Payable to HOGA	416,489	416,489
Trust corpus (230,172,696 royalty trust units authorized, issued and
outstanding as of March 31, 2026 and December 31, 2025)	(547,501)	(547,702)
Total liabilities and trust corpus	$1,093,183	$1,083,556

The accompanying notes are an integral part of these financial statements.

GULF COAST ULTRA DEEP ROYALTY TRUST

STATEMENTS OF DISTRIBUTABLE INCOME (Unaudited)

	Three Months Ended
	March 31,
	2026	2025
Interest income and other	$201	$273
Administrative expenses	(115,911)	-
Income in excess of administrative expenses (administrative expenses in excess of income)	$(115,710)	$273
Distributable income	$-	$-
Royalty trust units outstanding at end of period	230,172,696	230,172,696

The accompanying notes are an integral part of these financial statements.

4

GULF COAST ULTRA DEEP ROYALTY TRUST

STATEMENTS OF CHANGES IN TRUST CORPUS (Unaudited)

	Three Months Ended
	March 31,
	2026	2025
Trust corpus, beginning of period	$(547,702)	$(336,061)
Trust Contributions	115,911	-
Income in excess of administrative expenses (administrative expenses in excess of income)	(115,710)	273
Trust corpus, end of period	$(547,501)	$(335,788)

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

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all required information and disclosures. Therefore, this information should be read in conjunction with the Royalty Trust’s financial statements and notes contained in its annual report on Form 10-K for the year ended December 31, 2025 (the 2025 Form 10-K). The information furnished herein reflects all adjustments that are, in the opinion of The Bank of New York Mellon Trust Company, N.A. (the Trustee), necessary for a fair statement of the results for the interim periods reported. All such adjustments are, in the opinion of the Trustee, of a normal recurring nature. Operating results for the three-month period ended March 31, 2026, are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

Royalties are recorded in royalty income on the statements of distributable income when received under the modified cash basis of accounting. Significant accounting policies are consistent with Note 1 - Summary of Significant Accounting Policies in Part II, Item 8 of the 2025 Form 10-K.

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

3. OVERRIDING ROYALTY INTERESTS

The onshore Highlander subject interest is the only subject interest in which the Royalty Trust holds an overriding royalty interest. There were no amortization charges related to production volumes associated with the onshore Highlander subject interest during the three-month periods ended March 31, 2026 and 2025, as the Royalty Trust fully impaired the carrying value of the onshore Highlander subject interest during the year ended December 31, 2023.

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

The Royalty Trust fully impaired the carrying value of the onshore Highlander subject interest by $308,071 during the quarter ended March 31, 2023. Unless a new well is drilled on the onshore Highlander subject interest and produces hydrocarbons in commercial quantities, the Royalty Trust does not expect to receive any income attributable to its overriding royalty interests. Therefore, the Royalty Trust recognized the remaining carrying value of the onshore Highlander subject interest as of March 31, 2023 as an impairment loss. Accumulated amortization was $6,756,701 at March 31, 2026 and December 31, 2025.

4. RELATED PARTY TRANSACTIONS

Royalty Income. In accordance with the terms of the master conveyance, royalties are paid to the Royalty Trust on the last day of the month following the month in which production payments are received by HOGA. The Royalty Trust did not receive royalties during the three-month periods ended March 31, 2026 and 2025. Royalties received by the Royalty Trust must first be used to (i) satisfy Royalty Trust administrative expenses and (ii) reduce Royalty Trust indebtedness. As of March 31, 2026, the outstanding note payable to HOGA was $416,489. As a result, distributions will be made to Royalty Trust unitholders only when royalties received less administrative expenses incurred and repayment of any indebtedness exceeds the minimum cash reserve.

Each quarter, the Trustee will determine the amount of funds available for distribution to the Royalty Trust unitholders. Available funds will equal the excess cash received by the Royalty Trust from the royalty interests and other sources during that quarter over the Royalty Trust’s liabilities for that quarter. Available funds will be reduced by any cash the Trustee reserves against future liabilities. As of March 31, 2026, the Trustee has established a minimum cash reserve of $302,500. The minimum cash reserve is not reflective of the Royalty Trust’s operating cash balance as of March 31, 2026 and December 31, 2025.

Commencing with the distribution to unitholders in the first quarter of 2022, the Royalty Trust withheld $8,750 from the funds otherwise available for distribution each quarter through the first quarter of 2023, with the intent of gradually building a cash reserve of approximately $350,000. As no proceeds were available for distribution in the three-month period ended March 31, 2026, the Royalty Trust did not withhold any funds for the cash reserve. Unless a new well is drilled on the onshore Highlander subject interest, as discussed in Note 3 above, and produces hydrocarbons in commercial quantities, the Royalty Trust does not intend to withhold funds for the cash reserve in the future, as the Royalty Trust does not expect to have any cash available to distribute to unitholders in future periods. This cash is reserved for the payment of future known, anticipated or contingent expenses or liabilities of the Royalty Trust. The Trustee may increase or decrease the targeted cash reserve amount at any time and may increase or decrease the rate at which it withholds funds to build the cash reserve at any time, without advance notice to the unitholders. Cash held in reserve will be invested as required by the Royalty Trust Agreement. Any cash reserved in excess of the amount necessary to pay or provide for the payment of future known, anticipated or contingent expenses or liabilities eventually will be distributed to unitholders, together with interest earned on the funds. For additional information regarding distributions to Royalty Trust unitholders, see Note 5.

Funding of Administrative Expenses. Pursuant to the Royalty Trust Agreement, the Depositor has agreed to pay annual trust expenses up to a maximum amount of $350,000 (the “Depositor Annual Expense Cap”), with no right of repayment or interest due, to the extent the Royalty Trust lacks sufficient funds to pay administrative expenses. Pursuant to this provision, on January 12, 2026, HOGA contributed $28,923 for fourth quarter 2025 administrative expenses, and on March 2, 2026, HOGA contributed $86,988 for fourth quarter 2025 and first quarter 2026 administrative expenses, all of which funds were applied toward the Depositor Annual Expense Cap for 2026. In the prior year, HOGA contributed the maximum of $350,000 for the payment of trust expenses incurred during the year ended December 31, 2025.

In addition to such annual contributions, the Depositor has agreed to lend money, on an unsecured, interest-free basis, to the Royalty Trust to fund the Royalty Trust’s ordinary administrative expenses as set forth in the Royalty Trust Agreement. All funds the Trustee borrows to cover expenses or liabilities, whether from the Depositor or from any other source, must be repaid before the Royalty Trust unitholders will receive any distributions. The Depositor has loaned funds to the Royalty Trust in the following amounts on the dates set forth below:

Date	Amount
November 6, 2024	$200,000
May 16, 2025	$10,750
June 27, 2025	$42,469
July 31, 2025	$58,007
September 26, 2025	$50,438
November 7, 2025	$54,825

As of March 31, 2026, the Royalty Trust has an outstanding note payable to HOGA of $416,489.

Pursuant to the Royalty Trust Agreement, the Depositor agreed to provide and maintain a $1.0 million stand-by reserve account or an equivalent letter of credit for the benefit of the Royalty Trust to enable the Trustee to draw on such reserve account or letter of credit to pay obligations of the Royalty Trust if its funds are inadequate to pay its obligations at any time. Currently, with the consent of the Trustee, the Depositor may reduce the reserve account or substitute a letter of credit with a different face amount for the original letter of credit or any substitute letter of credit. In connection with this arrangement, the Depositor provided $1.0 million to the Royalty Trust. The $1.0 million, plus interest collected thereon, is reflected as reserve fund cash, with a corresponding reserve fund liability in the accompanying Statements of Assets, Liabilities and Trust Corpus. Effective December 31, 2024, FCX assigned its right, title and interest in the stand-by reserve account to HOGA, and HOGA assumed the responsibility to maintain the stand-by reserve account from FCX. The Royalty Trust did not use any funds from the reserve account to pay administrative expenses during the three-month period ended March 31, 2026. As of March 31, 2026, the Depositor had not requested a reduction of the reserve account.

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

5. DISTRIBUTIONS

There was no distributable income for the three-month periods ended March 31, 2026 and 2025 and therefore there were no distributions during those periods.

6. CONTINGENCIES AND OTHER COMMITMENTS

Litigation. There are currently no pending legal proceedings to which the Royalty Trust is a party.

7. SUBSEQUENT EVENTS

On May 12, 2026, HOGA contributed $234,089, representing the remaining portion of the Depositor Annual Expense Cap for 2026, and loaned $18,696 to the Royalty Trust, in each case for the payment of administrative expenses.

Item 2. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

You should read the following discussion in conjunction with the financial statements of Gulf Coast Ultra Deep Royalty Trust (the Royalty Trust) and the related Trustee’s Discussion and Analysis of Financial Condition and Results of Operations and the discussion of its Business and Properties in the Royalty Trust’s Annual Report on Form 10-K for the year ended December 31, 2025 (2025 Form 10-K), filed with the United States (U.S.) Securities and Exchange Commission (SEC). The results of operations reported and summarized below are not necessarily indicative of future operating results. Unless otherwise specified, all references to “Notes” refer to the Notes to Financial Statements located in Part I, Item 1. “Financial Statements” of this Form 10-Q. Also see the 2025 Form 10-K for a glossary of definitions for some of the oil and gas industry terms used in this Form 10-Q. Additionally, please refer to the section entitled “Cautionary Statement” on page 15 of this Form 10-Q. The information below has been furnished to the Trustee by Highlander Oil & Gas Assets LLC (HOGA). In this Form 10-Q, the “Depositor” refers to Freeport-McMoRan Inc. (FCX), for all periods ending prior to the Effective Date (defined below), and to Highlander Oil & Gas Assets LLC (HOGA), for all periods beginning on and after the Effective Date; and the “Grantor” refers to McMoRan Oil & Gas LLC (McMoRan), for all periods ending prior to the Effective Date, and to HOGA, for all periods beginning on and after the Effective Date.

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

At March 31, 2026, HOGA owned interests in approximately 152 gas leases onshore in South Louisiana, covering approximately 9,000 gross acres (6,480 acres net to HOGA’s interests) associated with the onshore Highlander subject interest. As of March 31, 2026, the onshore Highlander subject interest had no production due to the shutting in and subsequent abandonment of the sole well producing from the onshore Highlander subject interest as discussed in “– Status of the Onshore Highlander Subject Interest” below.

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

LIQUIDITY AND CAPITAL RESOURCES

Pursuant to the Royalty Trust Agreement, the Depositor has agreed to pay annual trust expenses up to a maximum amount of $350,000 (the “Depositor Annual Expense Cap”), with no right of repayment or interest due, to the extent the Royalty Trust lacks sufficient funds to pay administrative expenses. Pursuant to this provision, on January 12, 2026, HOGA contributed $28,923 for fourth quarter 2025 administrative expenses, and on March 2, 2026, HOGA contributed $86,988 for fourth quarter 2025 and first quarter 2026 administrative expenses, all of which funds were applied toward the Depositor Annual Expense Cap for 2026. In the prior year, HOGA contributed the maximum of $350,000 for the payment of trust expenses incurred during the year ended December 31, 2025.

In addition to such annual contributions, the Depositor has agreed to lend money, on an unsecured, interest-free basis, to the Royalty Trust to fund the Royalty Trust’s ordinary administrative expenses as set forth in the Royalty Trust Agreement. All funds the Trustee borrows to cover the Royalty Trust’s expenses or liabilities, whether from the Depositor or from any other source, must be repaid before the Royalty Trust unitholders will receive any distributions. The Depositor has loaned funds to the Royalty Trust in the following amounts on the dates set forth below:

Date	Amount
November 6, 2024	$200,000
May 16, 2025	$10,750
June 27, 2025	$42,469
July 31, 2025	$58,007
September 26, 2025	$50,438
November 7, 2025	$54,825

As of March 31, 2026, the Royalty Trust has an outstanding note payable to HOGA of $416,489.

Pursuant to the Royalty Trust Agreement, the Depositor agreed to provide and maintain a $1.0 million stand-by reserve account or an equivalent letter of credit for the benefit of the Royalty Trust to enable the Trustee to draw on such reserve account or letter of credit to pay obligations of the Royalty Trust if its funds are inadequate to pay its obligations at any time. Currently, with the consent of the Trustee, the Depositor may reduce the reserve account or substitute a letter of credit with a different face amount for the original letter of credit or any substitute letter of credit. In connection with this arrangement, the Depositor provided $1.0 million to the Royalty Trust. The $1.0 million, plus interest collected thereon, is reflected as reserve fund cash, with a corresponding reserve fund liability in the accompanying Statements of Assets, Liabilities and Trust Corpus. As of March 31, 2026, the Depositor had not requested a reduction of the reserve account.

In accordance with the terms of the master conveyance, royalties are paid to the Royalty Trust on the last day of the month following the month in which production payments are received by HOGA. The Royalty Trust did not receive royalties during the three-month periods ended March 31, 2026 and 2025.

Royalties received by the Royalty Trust must first be used to (i) satisfy Royalty Trust administrative expenses and (ii) reduce Royalty Trust indebtedness. As of March 31, 2026, the Royalty Trust has an outstanding note payable to HOGA of $416,489.

Each quarter, the Trustee will determine the amount of funds available for distribution to the Royalty Trust unitholders. Available funds will equal the excess cash received by the Royalty Trust from the royalty interests and other sources during that quarter over the Royalty Trust’s liabilities for that quarter. Available funds will be reduced by any cash the Trustee decides to hold as a reserve against future liabilities. As of March 31, 2026 the Trustee has established a minimum cash reserve of $302,500. The minimum cash reserve is not reflective of the Royalty Trust’s operating cash balance as of March 31, 2026 and 2025. Distributions will be made to Royalty Trust unitholders only when royalties received less administrative expenses incurred and repayment of any indebtedness exceeds the minimum cash reserve.

Commencing with the distribution to unitholders in the first quarter of 2022, the Royalty Trust withheld $8,750 from the funds otherwise available for distribution each quarter through the first quarter of 2023, with the intent of gradually building a cash reserve of approximately $350,000. As no proceeds were available for distribution in the first quarter of 2026, the Royalty Trust did not withhold any funds for the cash reserve. Unless another well is drilled on the onshore Highlander subject interest, as discussed in “Overview – Status of the Onshore Highlander Subject Interest” above, and produces hydrocarbons in commercial quantities, the Royalty Trust does not intend to withhold funds for the cash reserve as the Royalty Trust does not expect to have any cash available to distribute to unitholders in future periods. This cash is reserved for the payment of future known, anticipated or contingent expenses or liabilities of the Royalty Trust. The Trustee may increase or decrease the targeted cash reserve amount at any time and may increase or decrease the rate at which it is withholding funds to build the cash reserve at any time, without advance notice to the unitholders. Cash held in reserve will be invested as required by the Royalty Trust Agreement. Any cash reserved in excess of the amount necessary to pay or provide for the payment of future known, anticipated or contingent expenses or liabilities eventually will be distributed to unitholders, together with interest earned on the funds.

There was no distributable income during the three-month periods ended March 31, 2026 and 2025 due to the shutting in and subsequent abandonment of the sole well producing from the onshore Highlander subject interest as discussed in “Overview – Status of the Onshore Highlander Subject Interest” above. Any distribution in a particular period is not necessarily indicative of future distributions.

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

RESULTS OF OPERATIONS

Royalty Income. In accordance with the terms of the master conveyance, during the three-month periods ended March 31, 2026 and 2025, the Royalty Trust did not receive royalty income, due to the shutting in and subsequent abandonment of the sole well producing from the onshore Highlander subject interest as discussed in “Overview – Status of the Onshore Highlander Subject Interest” above.

Administrative Expenses. Administrative expenses consist primarily of audit, legal and trustee expenses incurred in connection with the administration of the Royalty Trust. During the three-month periods ended March 31, 2026 and 2025, the Royalty Trust paid administrative expenses of $115,911 and $0, respectively. Administrative expenses were lower during the three-month period ended March 31, 2025 as compared to the corresponding 2026 period, primarily because the Royalty Trust deferred payment of first quarter 2025 administrative expenses to the second quarter of 2025.

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

Forward-looking statements are not guarantees or assurances of future performance and actual results may differ materially from those anticipated, projected or assumed in the forward-looking statements. Important factors that may cause actual results to differ materially from those anticipated by the forward-looking statements include, but are not limited to, the future plans of HOGA for its remaining oil and gas properties; the risk that the subject interests will not produce additional hydrocarbons; general economic and business conditions; variations in the market demand for, and prices of, oil and natural gas; drilling results; changes in oil and natural gas reserve expectations; the potential adoption of new governmental regulations; decisions by HOGA not to develop and/or transfer the subject interests; any inability of HOGA to develop the subject interests; damages to facilities resulting from natural disasters or accidents; fluctuations in the market price, volume and frequency of the trading market for the royalty trust units; the amount of cash received or expected to be received by the Trustee from the underlying subject interests on or prior to a record date for a quarterly cash distributions; the cost and timing of drilling a new well on the Highlander subject interest; and other factors described in Part I, Item 1A. “Risk Factors” in the 2025 Form 10-K, as updated by the Royalty Trust’s subsequent filings with the SEC. Any differences in actual cash receipts by the Royalty Trust could affect the amount of quarterly cash distributions.

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

(b) Changes in internal control over financial reporting. During the quarter ended March 31, 2026, there has been no change in the Royalty Trust’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Royalty Trust’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of HOGA.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

There are currently no pending legal proceedings to which the Royalty Trust is a party.

Item 1A. Risk Factors.

Please refer to Part I, Item 1A. “Risk Factors” in the 2025 Form 10-K. Any of these factors could result in a significant or material adverse effect on the Royalty Trust’s results of operations or financial condition. There have been no material changes to the Royalty Trust’s risk factors since the 2025 Form 10-K.

Item 5. Other Information.

Rule 10b5-1 Trading Plans. During the three months ended March 31, 2026, no officer or employee of the Trustee who performs policy-making functions for the Royalty Trust adopted, modified, or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408(a) of Regulation S-K, with respect to the royalty trust units.

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

Date: May 13, 2026

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

