Form 10-Q
period 2026-06-30
Gulf Coast Ultra Deep Royalty Trust
filed 2026-08-13
CIK 1565146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

☐ Yes ☒ No

On August 13, 2026, there were 230,172,696 royalty trust units outstanding representing beneficial interests in the registrant.

GULF COAST ULTRA DEEP ROYALTY TRUST

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

GULF COAST ULTRA DEEP ROYALTY TRUST

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	June 30, 2026	December 31, 2025
	(unaudited)	(audited)
ASSETS
Operating cash	$3,017	$20,419
Reserve fund cash and short-term investments	1,082,086	1,063,137
Total assets	$1,085,103	$1,083,556

LIABILITIES AND TRUST CORPUS
Reserve fund liability	$1,233,717	$1,214,769
Note Payable to HOGA	459,587	416,489
Trust corpus (230,172,696 royalty trust units authorized, issued and
outstanding as of June 30, 2026 and December 31, 2025)	(608,201)	(547,702)
Total liabilities and trust corpus	$1,085,103	$1,083,556

The accompanying notes are an integral part of these financial statements.

GULF COAST ULTRA DEEP ROYALTY TRUST

STATEMENTS OF DISTRIBUTABLE INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Interest income and other	$183	$269	$384	$542
Administrative expenses	(294,972)	(399,348)	(410,883)	(399,348)
Administrative expenses in excess of income	$(294,789)	$(399,079)	$(410,499)	$(398,806)
Distributable income (Note 4)	$-	$-	$-	$-
Royalty trust units outstanding at end of period	230,172,696	230,172,696	230,172,696	230,172,696

The accompanying notes are an integral part of these financial statements.

GULF COAST ULTRA DEEP ROYALTY TRUST

STATEMENTS OF CHANGES IN TRUST CORPUS (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Trust corpus, beginning of period	$(547,501)	$(335,788)	$(547,702)	$(336,061)
Trust Contributions	234,089	350,000	350,000	350,000
Administrative expenses in excess of income	(294,789)	(399,079)	(410,499)	(398,806)
Trust corpus, end of period	$(608,201)	$(384,867)	$(608,201)	$(384,867)

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

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all required information and disclosures. Therefore, this information should be read in conjunction with the Royalty Trust’s financial statements and notes contained in its annual report on Form 10-K for the year ended December 31, 2025 (the 2025 Form 10-K). The information furnished herein reflects all adjustments that are, in the opinion of The Bank of New York Mellon Trust Company, N.A. (the Trustee), necessary for a fair statement of the results for the interim periods reported. All such adjustments are, in the opinion of the Trustee, of a normal recurring nature. Operating results for the three- and six-month periods ended June 30, 2026, are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

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

3. OVERRIDING ROYALTY INTERESTS

The onshore Highlander subject interest is the only subject interest in which the Royalty Trust holds an overriding royalty interest. There were no amortization charges related to production volumes associated with the onshore Highlander subject interest during the three- and six-month periods ended June 30, 2026 and 2025, as the Royalty Trust fully impaired the carrying value of the onshore Highlander subject interest during the year ended December 31, 2023.

HOGA has a 72 percent working interest and an approximate 48 percent net revenue interest in the onshore Highlander subject interest. The Royalty Trust holds a 3.6 percent overriding royalty interest in the onshore Highlander subject interest. HOGA is the operator of the onshore Highlander subject interest.

As previously disclosed, the sole well producing from the onshore Highlander subject interest experienced an operational issue on January 19, 2023, resulting in substantial amounts of water entering the well, which caused a shut in of the well before production resumed at significantly reduced levels. Following an evaluation by HOGA’s field operations team, HOGA determined that it would be necessary to commence operations to control the water production, in expectation of eventually initiating “kill” operations on the well. HOGA informed the Trustee that the well was shut in effective March 31, 2023 and production from the well ceased. HOGA informed the Trustee that due to the underground flow of fluids into the wellbore, the well could not be salvaged and would be required to be plugged and abandoned. HOGA subsequently notified the Trustee that operations had begun to permanently plug and abandon the sole well producing from the onshore Highlander subject interest in March 2024. Abandoning the well eliminated any production from the onshore Highlander subject interest, which also eliminated any proceeds to which the Royalty Trust would be entitled pursuant to its overriding royalty interests. Unless another well is drilled on the onshore Highlander subject interest and produces hydrocarbons in commercial quantities, the Royalty Trust does not expect to receive any income attributable to its overriding royalty interests and accordingly, does not expect to have any cash available to distribute to Royalty Trust unitholders in future periods. HOGA previously informed the Trustee that a new well on the onshore Highlander subject interest was spudded on January 30, 2025 and has reported that the well had reached total depth of 30,862 feet on February 17, 2026; however, the future production status of this well remains unknown. Neither the Trustee nor the Royalty Trust unitholders has any right to control or influence operations of the subject interest.

The Royalty Trust fully impaired the carrying value of the onshore Highlander subject interest by $308,071 during the quarter ended March 31, 2023. Unless a new well is drilled on the onshore Highlander subject interest and produces hydrocarbons in commercial quantities, the Royalty Trust does not expect to receive any income attributable to its overriding royalty interests. Therefore, the Royalty Trust recognized the remaining carrying value of the onshore Highlander subject interest as of March 31, 2023 as an impairment loss. Accumulated amortization was $6,756,701 at June 30, 2026 and December 31, 2025.

4. RELATED PARTY TRANSACTIONS

Royalty Income. In accordance with the terms of the master conveyance, royalties are paid to the Royalty Trust on the last day of the month following the month in which production payments are received by HOGA. The Royalty Trust did not receive royalties during the three- and six-month periods ended June 30, 2026 and 2025. Royalties received by the Royalty Trust must first be used to (i) satisfy Royalty Trust administrative expenses and (ii) reduce Royalty Trust indebtedness. As of June 30, 2026, the outstanding note payable to HOGA was $459,587. As a result, distributions will be made to Royalty Trust unitholders only when royalties received less administrative expenses incurred and repayment of any indebtedness exceeds the minimum cash reserve.

Each quarter, the Trustee will determine the amount of funds available for distribution to the Royalty Trust unitholders. Available funds will equal the excess cash received by the Royalty Trust from the royalty interests and other sources during that quarter over the Royalty Trust’s liabilities for that quarter. Available funds will be reduced by any cash the Trustee reserves against future liabilities. As of June 30, 2026, the Trustee has established a minimum cash reserve of $302,500. The minimum cash reserve is not reflective of the Royalty Trust’s operating cash balance as of June 30, 2026 and December 31, 2025.

Commencing with the distribution to unitholders in the first quarter of 2022, the Royalty Trust withheld $8,750 from the funds otherwise available for distribution each quarter through the first quarter of 2023, with the intent of gradually building a cash reserve of approximately $350,000. As no proceeds were available for distribution in the three- or six-month periods ended June 30, 2026, the Royalty Trust did not withhold any funds for the cash reserve. Unless a new well is drilled on the onshore Highlander subject interest, as discussed in Note 3 above, and produces hydrocarbons in commercial quantities, the Royalty Trust does not intend to withhold funds for the cash reserve in the future, as the Royalty Trust does not expect to have any cash available to distribute to unitholders in future periods. This cash is reserved for the payment of future known, anticipated or contingent expenses or liabilities of the Royalty Trust. The Trustee may increase or decrease the targeted cash reserve amount at any time and may increase or decrease the rate at which it withholds funds to build the cash reserve at any time, without advance notice to the unitholders. Cash held in reserve will be invested as required by the Royalty Trust Agreement. Any cash reserved in excess of the amount necessary to pay or provide for the payment of future known, anticipated or contingent expenses or liabilities eventually will be distributed to unitholders, together with interest earned on the funds. For additional information regarding distributions to Royalty Trust unitholders, see Note 5.

Funding of Administrative Expenses. Pursuant to the Royalty Trust Agreement, the Depositor has agreed to pay annual trust expenses up to a maximum amount of $350,000 (the “Depositor Annual Expense Cap”), with no right of repayment or interest due, to the extent the Royalty Trust lacks sufficient funds to pay administrative expenses. Pursuant to this provision, on January 12, 2026, HOGA contributed $28,923 for fourth quarter 2025 administrative expenses; on March 2, 2026, HOGA contributed $86,988 for fourth quarter 2025 and first quarter 2026 administrative expenses; and on May 12, 2026, HOGA contributed $234,089 for first quarter 2026 administrative expenses, thereby reaching the Depositor Annual Expense Cap for 2026. HOGA contributed the maximum of $350,000 for the payment of trust expenses incurred during the year ended December 31, 2025.

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

Date	Amount
November 6, 2024	$200,000
May 16, 2025	10,750
June 27, 2025	42,469
July 31, 2025	58,007
September 26, 2025	50,438
November 7, 2025	54,825
May 12, 2026	18,696
June 12, 2026	24,402

Total at June 30, 2026	$459,587

As of June 30, 2026, the Royalty Trust has an outstanding note payable to HOGA of $459,587.

Pursuant to the Royalty Trust Agreement, the Depositor agreed to provide and maintain a $1.0 million stand-by reserve account or an equivalent letter of credit for the benefit of the Royalty Trust to enable the Trustee to draw on such reserve account or letter of credit to pay obligations of the Royalty Trust if its funds are inadequate to pay its obligations at any time. Currently, with the consent of the Trustee, the Depositor may reduce the reserve account or substitute a letter of credit with a different face amount for the original letter of credit or any substitute letter of credit. In connection with this arrangement, the Depositor provided $1.0 million to the Royalty Trust. The $1.0 million, plus interest collected thereon, is reflected as reserve fund cash, with a corresponding reserve fund liability in the accompanying Statements of Assets, Liabilities and Trust Corpus. Effective December 31, 2024, FCX assigned its right, title and interest in the stand-by reserve account to HOGA, and HOGA assumed the responsibility to maintain the stand-by reserve account from FCX. The Royalty Trust did not use any funds from the reserve account to pay administrative expenses during the three- and six-month periods ended June 30, 2026. As of June 30, 2026, the Depositor had not requested a reduction of the reserve account.

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

5. DISTRIBUTIONS

There was no distributable income for the three- and six-month periods ended June 30, 2026 and 2025 and therefore there were no distributions during those periods.

6. CONTINGENCIES AND OTHER COMMITMENTS

Litigation. There are currently no pending legal proceedings to which the Royalty Trust is a party.

7. SUBSEQUENT EVENTS

There were no subsequent events occurring after the end of the second quarter through the filing date of this Form 10-Q.

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

At June 30, 2026, HOGA owned interests in approximately 154 gas leases onshore in South Louisiana, covering approximately 9,000 gross acres (6,480 acres net to HOGA’s interests) associated with the onshore Highlander subject interest. As of June 30, 2026, the onshore Highlander subject interest had no production due to the shutting in and subsequent abandonment of the sole well producing from the onshore Highlander subject interest as discussed in “– Status of the Onshore Highlander Subject Interest” below.

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

The onshore Highlander subject interest is the only subject interest that has established commercial production. Abandoning the well eliminated any production from the onshore Highlander subject interest, which also eliminated any proceeds to which the Royalty Trust would be entitled pursuant to its overriding royalty interests. Unless another well is drilled on the onshore Highlander subject interest and produces hydrocarbons in commercial quantities, the Royalty Trust does not expect to receive any income attributable to its overriding royalty interests and accordingly, does not expect to have any cash available to distribute to Royalty Trust unitholders in future periods. HOGA previously informed the Trustee that a new well on the onshore Highlander subject interest was spudded on January 30, 2025 and has reported that the well had reached total depth of 30,862 feet on February 17, 2026; however, the future production status of this well remains unknown. Neither the Trustee nor the Royalty Trust unitholders has any right to control or influence operations of the subject interest.

LIQUIDITY AND CAPITAL RESOURCES

Pursuant to the Royalty Trust Agreement, the Depositor has agreed to pay annual trust expenses up to a maximum amount of $350,000 (the “Depositor Annual Expense Cap”), with no right of repayment or interest due, to the extent the Royalty Trust lacks sufficient funds to pay administrative expenses. Pursuant to this provision, on January 12, 2026, HOGA contributed $28,923 for fourth quarter 2025 administrative expenses; on March 2, 2026, HOGA contributed $86,988 for fourth quarter 2025 and first quarter 2026 administrative expenses; and on May 12, 2026, HOGA contributed $234,089 for first quarter 2026 administrative expenses, thereby reaching the Depositor Annual Expense Cap for 2026. In the prior year, HOGA contributed the maximum of $350,000 for the payment of trust expenses incurred during the year ended December 31, 2025.

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

Date	Amount
November 6, 2024	$200,000
May 16, 2025	10,750
June 27, 2025	42,469
July 31, 2025	58,007
September 26, 2025	50,438
November 7, 2025	54,825
May 12, 2026	18,696
June 12, 2026	24,402

Total at June 30, 2026	$459,587

As of June 30, 2026, the Royalty Trust has an outstanding note payable to HOGA of $459,587.

Pursuant to the Royalty Trust Agreement, the Depositor agreed to provide and maintain a $1.0 million stand-by reserve account or an equivalent letter of credit for the benefit of the Royalty Trust to enable the Trustee to draw on such reserve account or letter of credit to pay obligations of the Royalty Trust if its funds are inadequate to pay its obligations at any time. Currently, with the consent of the Trustee, the Depositor may reduce the reserve account or substitute a letter of credit with a different face amount for the original letter of credit or any substitute letter of credit. In connection with this arrangement, the Depositor provided $1.0 million to the Royalty Trust. The $1.0 million, plus interest collected thereon, is reflected as reserve fund cash, with a corresponding reserve fund liability in the accompanying Statements of Assets, Liabilities and Trust Corpus. As of June 30, 2026, the Depositor had not requested a reduction of the reserve account.

In accordance with the terms of the master conveyance, royalties are paid to the Royalty Trust on the last day of the month following the month in which production payments are received by HOGA. The Royalty Trust did not receive royalties during the three- and six-month periods ended June 30, 2026 and 2025.

Royalties received by the Royalty Trust must first be used to (i) satisfy Royalty Trust administrative expenses and (ii) reduce Royalty Trust indebtedness. As of June 30, 2026, the Royalty Trust has an outstanding note payable to HOGA of $459,587.

Each quarter, the Trustee will determine the amount of funds available for distribution to the Royalty Trust unitholders. Available funds will equal the excess cash received by the Royalty Trust from the royalty interests and other sources during that quarter over the Royalty Trust’s liabilities for that quarter. Available funds will be reduced by any cash the Trustee decides to hold as a reserve against future liabilities. As of June 30, 2026 the Trustee has established a minimum cash reserve of $302,500. The minimum cash reserve is not reflective of the Royalty Trust’s operating cash balance as of June 30, 2026 and December 31, 2025. Distributions will be made to Royalty Trust unitholders only when royalties received less administrative expenses incurred and repayment of any indebtedness exceeds the minimum cash reserve.

Commencing with the distribution to unitholders in the first quarter of 2022, the Royalty Trust withheld $8,750 from the funds otherwise available for distribution each quarter through the first quarter of 2023, with the intent of gradually building a cash reserve of approximately $350,000. As no proceeds were available for distribution in the second quarter of 2026, the Royalty Trust did not withhold any funds for the cash reserve. Unless another well is drilled on the onshore Highlander subject interest, as discussed in “Overview – Status of the Onshore Highlander Subject Interest” above, and produces hydrocarbons in commercial quantities, the Royalty Trust does not intend to withhold funds for the cash reserve as the Royalty Trust does not expect to have any cash available to distribute to unitholders in future periods. This cash is reserved for the payment of future known, anticipated or contingent expenses or liabilities of the Royalty Trust. The Trustee may increase or decrease the targeted cash reserve amount at any time and may increase or decrease the rate at which it is withholding funds to build the cash reserve at any time, without advance notice to the unitholders. Cash held in reserve will be invested as required by the Royalty Trust Agreement. Any cash reserved in excess of the amount necessary to pay or provide for the payment of future known, anticipated or contingent expenses or liabilities eventually will be distributed to unitholders, together with interest earned on the funds.

There was no distributable income during the three- and six-month periods ended June 30, 2026 and 2025 due to the shutting in and subsequent abandonment of the sole well producing from the onshore Highlander subject interest as discussed in “Overview – Status of the Onshore Highlander Subject Interest” above. Any distribution in a particular period is not necessarily indicative of future distributions.

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

RESULTS OF OPERATIONS

Royalty Income. In accordance with the terms of the master conveyance, during the three- and six-month periods ended June 30, 2026 and 2025, the Royalty Trust did not receive royalty income, due to the shutting in and subsequent abandonment of the sole well producing from the onshore Highlander subject interest as discussed in “Overview – Status of the Onshore Highlander Subject Interest” above.

Administrative Expenses. Administrative expenses consist primarily of audit, legal and trustee expenses incurred in connection with the administration of the Royalty Trust. During the three-month periods ended June 30, 2026 and 2025, the Royalty Trust paid administrative expenses of $294,972 and $399,348, respectively. During the six-month periods ended June 30, 2026 and 2025, the Royalty Trust paid administrative expenses of $410,883 and $399,348, respectively. Administrative expenses were lower during the three-month period ended June 30, 2026 as compared to the corresponding 2025 period, primarily because the Royalty Trust deferred payment of first quarter 2025 administrative expenses to the second quarter of 2025.

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

(b) Changes in internal control over financial reporting. During the quarter ended June 30, 2026, there has been no change in the Royalty Trust’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Royalty Trust’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of HOGA.

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

Item 5. Other Information.

Rule 10b5-1 Trading Plans. During the three months ended June 30, 2026, no officer or employee of the Trustee who performs policy-making functions for the Royalty Trust adopted, modified, or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408(a) of Regulation S-K, with respect to the royalty trust units.

Item 6. Exhibits.

The following exhibits are filed or furnished as part of this quarterly report on Form 10-Q:

Exhibit		Filed or Furnished with this Form	Incorporated by Reference
Number	Exhibit Title	10-Q	Form	File No.	Date Filed
3.1	Composite Certificate of Trust of Gulf Coast Ultra Deep Royalty Trust		10-Q	333-185742	August 14, 2013
31	Certification pursuant to Rule 13a-14(a)/15d-14(a)	X
32	Certification pursuant to 18 U.S.C. Section 1350	X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gulf Coast Ultra Deep Royalty Trust

	By:	The Bank of New York Mellon
Trust Company, N.A., as Trustee

	By:	/s/ Sarah C. Newell
Sarah C. Newell
Vice President
Date: August 13, 2026

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

